Form 10QSB
period 1997-09-30
PIRANHA INTERACTIVE PUBLISHING INC
filed 1997-11-14
CIK 1027235

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------

                        Commission File Number 000-21909

                      PIRANHA INTERACTIVE PUBLISHING, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Nevada                                          86-0779928
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                 1839 West Drake, Suite B, Tempe, Arizona 85283
                 ----------------------------------------------
                    (Address of principal executive offices)

                                  602-491-0500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 11, 1997, the number of shares outstanding of the Registrant's Common Stock was 3,200,000.

                                      INDEX

                                                                   PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements  (Unaudited) :

          Balance Sheet as of September 30, 1997                     3

          Statements of Operations for the three month and
            nine month periods ended September 30, 1997 and 1996     4

          Statement of Stockholders' Equity (Deficit) for the
            nine months ended September 30, 1997                     5

          Statements of Cash Flows for the three month and
            nine month periods ended September 30, 1997 and 1996     6

          Notes to Financial Statements                              7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      8


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                 13

Item 4.   Submission of Matters to a Vote of Security Holders       14

Item 6.   Exhibits and Reports on Form 8-K                          14

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                  $ 4,400,655
  Accounts receivable, net of allowance for returns
    of $10,362 and doubtful accounts of $5,000                    13,413
  Inventories                                                    178,891
  Prepaid expenses                                               155,261
                                                             -----------
        Total current assets                                   4,748,220

Property and equipment, net                                       65,066
Other assets                                                       4,455
                                                             ===========
        Total assets                                         $ 4,817,741
                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                          $   325,541
   Accrued liabilities                                           361,876
   Notes payable - officer                                         6,000
                                                             -----------
        Total current liabilities                                693,417

Notes payable - officers                                          39,227
Other liabilities                                                  9,219
                                                             -----------
        Total liabilities                                        741,863

Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding
  Common stock, $.001 par value; 20,000,000 shares
    authorized; 3,200,000 shares issued and outstanding            3,200
  Additional paid-in capital                                   5,912,407
  Accumulated deficit                                         (1,839,729)
                                                             -----------
        Total stockholders' equity                             4,075,878
                                                             ===========
        Total liabilities and stockholders' equity           $ 4,817,741
                                                             ===========

                             See accompanying notes.

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                            STATEMENTS OF OPERATIONS
  FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                        Three Months Ended      Nine Months Ended
                                           September 30,          September 30,
                                     ---------------------   -----------------------
                                        1996        1997        1996         1997
                                        ----        ----        ----         ----
Net sales                            $  50,752   $   8,896   $ 403,896   $    76,553
Cost of goods sold                      93,684      87,672     279,384       184,615
                                     ---------   ---------   ---------   -----------
  Gross profit (loss)                  (42,932)    (78,776)    124,512      (108,062)
Selling, general and administrative
  expenses                             170,147     429,332     676,054     1,126,360
                                     ---------   ---------   ---------   -----------
  Loss from operations                (213,079)   (508,108)   (551,542)   (1,234,422)
Interest expense                         5,239     167,255       9,239       392,788
                                     ---------   ---------   ---------   -----------
  Net loss                           $(218,318)  $(675,363)  $(560,781)  $(1,627,210)
                                     =========   =========   =========   ===========
Net loss per common share                        $   (1.16)              $     (3.65)
                                                 =========               ===========
Shares used in computing net loss
  per common share                                 583,696                   445,330
                                                 =========               ===========
Pro forma net loss data:
  Loss before income taxes           $(218,318)              $(560,781)
  Pro forma income tax benefit          18,536                  47,615
                                     ---------               ---------
  Pro forma net loss                 $(199,782)              $(513,166)
                                     =========               =========
Pro forma net loss per common share  $   (0.53)              $   (1.28)
                                     =========               =========
Shares used in computing pro forma
  net loss per common share            375,000                 402,395
                                     =========               =========

                             See accompanying notes.

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                Common Stock       Additional
                             ------------------     Paid-in    Accumulated
                              Shares     Amount     Capital      Deficit         Total
                              ------     ------     -------      -------         -----
Balance, December 31, 1996   1,600,000   $1,600   $ (491,103)  $ (212,519)   $  (702,022)

Sale of 1,600,000 shares
  of common stock            1,600,000    1,600    6,400,510            --     6,402,110

Issuance of stock options           --       --        3,000            --         3,000

Net loss                            --       --           --    (1,627,210)   (1,627,210)
                             =========   ======   ==========   ===========   ===========
Balance, September 30, 1997  3,200,000   $3,200   $5,912,407   $(1,839,729)  $ 4,075,878
                             =========   ======   ==========   ===========   ===========



                             See accompanying notes.

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                             STATEMENT OF CASH FLOWS
  FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                           ---------------------   ----------------------
                                             1996         1997        1996         1997
                                             ----         ----        ----         ----
Net cash used in operating activities      $(37,939)  $  (67,853)  $(167,005)  $ (693,875)

Net cash used in investing activities          (265)          --     (40,442)     (10,749)

Net cash provided by financing activities    36,375    4,442,547       5,891    4,858,547
                                           --------   ----------   ---------   ----------
Net increase (decrease) in cash and
  cash equivalents                           (1,829)   4,374,694    (201,556)   4,153,923

Cash and cash equivalents, beginning          2,489       25,961     202,216      246,732
                                           --------   ----------   ---------   ----------
Cash and cash equivalents, ending          $    660   $4,400,655   $     660   $4,400,655
                                           ========   ==========   =========   ==========



                             See accompanying notes.

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


BASIS OF PRESENTATION

Interim Financial Information

The unaudited interim financial statements include all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary for their fair presentation. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Registration Statement on Form SB-2, on file with the Securities and Exchange Commission.

Loss Per Share

The computation of loss per share is based on the weighted average number of common shares outstanding for each period. As the conditions for release of the 1,225,000 escrow shares have not been met nor will they be met upon the mere passage of time, the escrow shares have been considered contingently issuable and, accordingly, have been excluded from the weighted average number of common shares outstanding used for the calculation of the primary net loss per share. All common stock equivalents are excluded from the computation of net loss per share as their effect would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains certain "forward-looking statements", including statements regarding, among other items, the Company's growth strategy, future sales and anticipated trends in the Company's business. Actual results could differ materially from these forward-looking statements as a result of a number of factors, including, but not limited to, the Company's early stage of development, intense competition in various aspects of its business, the seasonal nature of its business, its dependence on third party authors and key personnel, risks associated with bringing its software titles to market and other factors described in the Company's documents on file with the U.S. Securities and Exchange Commission.

OVERVIEW

The Company publishes interactive multimedia software products providing education and entertainment as well as reference and personal productivity titles for the home personal computer ("PC") market. The Company's management team has worked closely together for the past three to six years and all have prior software publishing experience. Since inception in November 1994, the Company's activities included assembling its management team, developing infrastructure and obtaining titles for publication. As a result of its working capital deficiency during 1996 and through the closing date of its initial public offering on September 23, 1997, the Company's net sales were materially hampered by its inability to ship quantities of products to satisfy customer demand and to launch new products. Consequently, the Company believes that the comparisons below in "Results of Operations" are neither meaningful nor representative of future results.

On September 23, 1997, the Company completed a public offering of 1,600,000 units, each consisting of one share of common stock and one Class A warrant, at a price to the public of $5.00 per unit. The net proceeds of the offering to the Company, after deducting all associated costs, were approximately $6,400,000.

The home education and entertainment software business is highly seasonal. Typically, revenues are highest during the third and fourth calendar quarters (which includes the holiday buying season), decline in the first calendar quarter and are lowest in the second calendar quarter. This seasonal pattern is due primarily to the increased demand for home education and entertainment software titles during the year-end holiday buying season.

The Company's initial public offering closed seven days prior to the end of the third quarter of 1997, and as a result, the Company will not be positioned to take full advantage of developing, marketing and shipping certain titles in time for the holiday buying season. In addition, the Company's planned launch of the 3-D action game, DEAD RECKONING, has been delayed from the fourth quarter of 1997 to the first quarter of 1998 due to extended development requirements. The Company has also terminated its plans to publish a second title, CRACKING THE CONSPIRACY, due to extended development requirements and a shift in consumer buying trends. Management expects these factors to have a material adverse effect on fourth quarter revenues and profitability.

Notwithstanding these developments, the Company has released two new titles, REVENGE OF THE TOYS[tm] and AIR BLOCKS[tm], in the fourth quarter of 1997 which had not been signed at the time of the initial public offering, and has just executed a license agreement with Maris Multimedia to publish four educational software titles, including the sequel to the best-selling REDSHIFT astronomy series. These titles are scheduled for release in the first quarter of 1998

RESULTS OF OPERATIONS

Comparison of Three Month Periods Ended September 30, 1997 and 1996

Net Sales

The Company's net sales for the three month period ended September 30, 1997 were $8,896, which represents a $41,856 or 82% decrease from the comparable 1996 period. Net sales for 1997 and 1996 were adversely affected by the Company's working capital deficiency. This deficiency prevented the Company from shipping existing products in a timely manner and in sufficient quantities to meet customer demand and from acquiring and launching new products.

Gross Loss

The Company experienced a gross loss of $(78,776) during the three month period ended September 30, 1997 as compared to $(42,932) during the three month period ended September 30, 1996. Cost of goods sold decreased from $93,684 during the three month period ended September 30, 1996 to $87,672 during the corresponding 1997 period. The gross loss during both periods is primarily attributable to insufficient sales to offset the up-front design and development costs associated with the future release of three new products.

The Company anticipates improved gross profit margins in the future due to higher sales volumes of new and future titles, which will offset up-front design and development costs. The Company expects sales volume to increase as it launches new products and expands its marketing efforts and distribution channels. In addition, the Company intends to continue to focus on entertainment and educational titles, which tend to have higher profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to approximately $429,000 during the three month period ended September 30, 1997, compared with approximately $170,000 during the corresponding 1996 period. The increase was primarily attributable to the hiring of additional personnel and the Company's expanded marketing efforts related to new and future products during the three months ended September 30, 1997. Salaries and payroll taxes increased from approximately $78,000 during the 1996 period to approximately $167,000 in the 1997 period as a result of such additional personnel. In addition, sales, advertising and marketing costs increased from approximately $26,000 during the 1996 period to approximately $163,000 during the 1997 period. The Company anticipates that future selling, general and administrative expenses will increase in the aggregate as the Company adds personnel, launches new products and expands its marketing efforts and distribution channels. Management expects, however, that such expenses will decrease as a percentage of net sales as the Company's revenues from product sales increase.

Interest Expense

Interest expense increased to approximately $167,000 during the three month period ended September 30, 1997, compared to approximately $5,000 during the corresponding 1996 period. The increase is due primarily to amortization expense related to deferred financing costs and interest expense related to the bridge notes issued in the fourth quarter of 1996, and interest expense related to various notes payable issued during the second and third quarters of 1997. These notes were repaid in September of 1997. Upon repayment of the bridge notes, the Company recorded a charge of approximately $50,000, representing the unamortized portion of the debt discount, interest, and deferred financing costs of the bridge financing, which is included in interest expense for the three month period ended September 30, 1997.

Due to the above, the Company had a net loss for the three month period ended September 30, 1997 of $(675,363) or $(1.16) per share, compared to pro forma net loss of $(199,782) or $(0.53) per share for the three month period ended September 30, 1996.

Comparison of Nine Month Periods Ended September 30, 1997 and 1996

Net Sales

The Company's net sales for the nine month period ended September 30, 1997 were $76,553, which represents a $327,343 or 81% decrease from the comparable 1996 period. Net sales for 1997 and 1996 were adversely affected by the Company's working capital deficiency. This deficiency prevented the Company from shipping existing products in a timely manner and in sufficient quantities to meet customer demand and from acquiring and launching new products. In addition to the limited ability to launch new titles in 1997, the Company's net sales were adversely affected by the absence of continuing sales of products launched during the 1996 fourth quarter holiday buying season, as compared to the existence of such sales during the comparable nine month period of 1996 from the 1995 holiday buying season.

Gross Profit (Loss)

The Company's gross profit of $124,512, or 31% of net sales, during the nine month period ended September 30, 1996 decreased to a gross loss of $(108,062), or (141%) of net sales, during the nine month period ended September 30, 1997. Cost of goods sold decreased from $279,384 during the nine month period ended September 30, 1996 to $184,615 during the corresponding 1997 period. The gross loss during the 1997 period is primarily attributable to insufficient sales to offset the up-front design and development costs associated with the launch of two products and future release of three new products.

The Company anticipates improved gross profit margins in the future due to higher sales volumes of new and future titles, which will offset up-front design and development costs. The Company expects sales volume to increase as it launches new products and expands its marketing efforts and distribution channels. In addition, the Company intends to continue to focus on entertainment and educational titles, which tend to have higher profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to approximately $1,126,000 during the nine month period ended September 30, 1997, compared with approximately $676,000 during the corresponding 1996 period. The increase was primarily attributable to the hiring of additional personnel and the Company's expanded marketing efforts related to new and future products during the nine months ended September 30, 1997. Salaries and payroll taxes increased from approximately $254,000 during the 1996 period to approximately $458,000 in the 1997 period as a result of such additional personnel. In addition, sales, advertising and marketing costs increased from approximately $225,000 during 1996 to approximately $423,000 during the 1997 period. The Company anticipates that future selling, general and administrative expenses will increase in the aggregate as the Company adds personnel, launches new products and expands its marketing efforts and distribution channels. Management expects, however, that such expenses will decrease as a percentage of net sales as the Company's revenues from product sales increase.

Interest Expense

Interest expense increased to approximately $393,000 during the nine month period ended September 30, 1997, compared to approximately $9,000 during the corresponding 1996 period. The increase is due primarily to amortization expense related to deferred financing costs and interest expense related to the bridge notes issued in the fourth quarter of 1996, and interest expense related to various notes payable issued during the second and third quarters of 1997. These notes were repaid in September 1997 from a portion of the proceeds from the

Company's initial public offering. Upon repayment of the bridge notes, the Company recorded a charge of approximately $50,000, representing the unamortized portion of the debt discount, interest, and deferred financing costs of the bridge financing, which is included in interest expense for the nine month period ended September 30, 1997.

Due to the above, the Company had a net loss for the nine month period ended September 30, 1997 of $(1,627,210) or $(3.65) per share, compared to pro forma net loss of $(513,166) or $(1.28) per share for the nine month period ended September 30, 1996.

FINANCIAL CONDITION

The Company's cash and cash equivalent balance totaling $4,400,655 as of September 30, 1997, is invested primarily in an investment grade money market fund in order to minimize investment risk and facilitate instant access in the event of immediate cash needs.

The Company long-term debt consists primarily of notes payable to officers in the aggregate amount of $39,227, including interest, which are due August 1, 1999.

In recent periods, the Company's expenditures have exceeded its revenues. The Company's operating activities used cash for operations of $693,875 during the nine month period ended September 30, 1997, while revenues for the same period were $76,553. The Company anticipates that its expenses will increase as it attempts to expand its business by acquiring new products and increasing sales and marketing efforts and other operations. The Company expects to continue to incur losses until such time as it is able to sell a sufficient volume of products at prices that provide adequate gross profit to cover operating costs. The Company's working capital requirements will depend upon numerous factors, including payment cycles for its shipped products, credit arrangements with suppliers, the scale-up of its sales and marketing resources, acquisition of new products and the terms upon which such products are acquired, competitive factors including costs associated with obtaining adequate levels of retail shelf space, and marketing activities.

The Company does not currently have a credit facility or other commitment for additional financing. The Company may be required to seek additional financing in the event of delays, cost overruns or unanticipated expenses associated with a company in an early stage of development, or in the event the Company does not realize anticipated revenues. In addition, the Company may require additional financing in the future to further expand its product offerings or to make strategic acquisitions. There can be no assurance that such additional financing will be available, or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 18, 1997, the Company's Registration Statement on Form SB-2 (File No. 333-18605) (the "Form SB-2"), was declared effective by the U.S. Securities and Exchange Commission. The Form SB-2 was prepared in connection with an initial public offering by the Company of 1,600,000 units, each consisting of one share of common stock and one Class A Warrant. The units and the components thereof were each separately tradable upon issuance. Each Class A Warrant entitles the holder to purchase one share of the Company's Common Stock at an exercise price of $6.50 at any time prior to September 18, 2002. The offering of units pursuant to the Form SB-2 commenced on September 18, 1997 and terminated September 23, 1997, the date on which all of the units were sold. The offering was underwritten by D.H. Blair Investment Banking Corp. on a firm commitment basis. The units were offered to the public at a price of $5.00 per unit, or $8,000,000 in the aggregate for all 1,600,000 units offered, all of which were sold as of the date the offering terminated.

During the period commencing September 18, 1997 and terminating September 30, 1997 (the "Post-Effective Period"), the Company's actual expenses incurred in connection with the issuance and distribution of the units registered pursuant to the Form SB-2 equaled approximately $1,600,000 in the aggregate, which consisted of the following: (i) $760,000 in aggregate underwriting discounts and commissions, (ii) $240,000 in expenses paid to or for the underwriter and (iii) $600,000 in other expenses. None of the $600,000 in other expenses consisted of direct or indirect payments to the Company's officers, directors, holders of at least 10% of any class of the Company's outstanding securities or other affiliates (collectively "Affiliates").

After deducting the foregoing expenses, the offering resulted in approximately $6,400,000 in net proceeds to the Company. During the Post-Effective Period, the Company used approximately $2,245,000 of the net proceeds for the repayment of indebtedness, and approximately $60,000 was paid to affiliates for payment of accrued salaries. The preceding discussion of the Company's use of net proceeds reflects actual amounts paid by the Company. The Company's use of proceeds from the offering, as described herein, does not represent a material change from that described in the prospectus included in the Form SB-2.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As of August 15, 1997, the Company's stockholders adopted certain actions by written consent in lieu of a combined annual meeting of the shareholders and Board of Directors. Pursuant to such action, the following persons were elected to serve as Directors of the Company for a term specified as set forth below:

        Timothy M. Brannan           Class III, expiring 2000
        Keith P. Higginson           Class II, expiring 1999
        Michael Flink                Class II, expiring 1999
        J. Wade Stallings, II        Class I, expiring 1998
        Ian D. Berman                Class I, expiring 1998

In addition to the election of Directors, the Company's stockholders unanimously consented to the approval of each of the following matters: (i) appointment of Coopers & Lybrand, LLP as the independent auditors of the Company for the 1998 fiscal year, (ii) purchase of key management employee life insurance and director and officer liability indemnification insurance policies, (iii) an amendment to the Company's 1996 Stock Option Plan to include "software licensors" as eligible participants therein, and (iv) ratification of all acts and proceedings of the Board of Directors and officers of the Company during the period commencing November 22, 1996 through the date of such written action.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

EXHIBIT
NUMBER           DESCRIPTION

 11.1 -- Computation of Loss per Share
 27.1 -- Financial Data Schedule

(b)  Reports on Form 8-K.

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      PIRANHA INTERACTIVE PUBLISHING, INC.


Date:  November 14, 1997             /s/ Timothy M. Brannan
       -----------------             -----------------------
                                     Timothy M. Brannan, Chief Executive Officer



Date:  November 14, 1997             /s/ Keith P. Higginson
       -----------------             ------------------------
                                     Keith P. Higginson, Chief Financial Officer