Form 10KSB40
period 1997-12-31
PIRANHA INTERACTIVE PUBLISHING INC
filed 1998-03-31
CIK 1027235

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
                  For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                to
                                        --------------    --------------

                        Commission File Number 000-21909

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                 (Name of small business issuer in its charter)

          Nevada                                          86-0779928
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                 1839 West Drake, Suite B, Tempe, Arizona 85283
                    (Address of principal executive offices)

                                  602-491-0500
                           (Issuer's telephone number)

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                                 TITLE OF CLASS
                                 --------------
                          Common Stock, $.001 par value
             Units, each consisting of one share of Common Stock
                             and one Class A Warrant
                                Class A Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the year ended December 31, 1997 were $125,864.

As of March 25, 1998, the aggregate market value of the Common Stock (based on the closing bid price as quoted on Nasdaq Small Cap Market on that date) held by non-affiliates of the Registrant was approximately $3,000,000.

As of March 25, 1998, the number of outstanding shares of the Registrant's Common Stock was 3,200,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                      PIRANHA INTERACTIVE PUBLISHING, INC.

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                                                            Page
                                                                            ----
PART I
         Item 1.   Description of Business..................................  1

         Item 2.   Description of Property..................................  7

         Item 3.   Legal Proceedings........................................  7

         Item 4.   Submission of Matters to a Vote of Security Holders......  8

PART II
         Item 5.   Market for Common Equity and Related Stockholders
                   Matters..................................................  8

         Item 6.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations......................  9

         Item 7.   Financial Statements..................................... 11

         Item 8.   Changes In and Disagreements with Accountants on
                   Accounting and Financial Disclosure...................... 11

PART III
         Item 9.   Directors, Executive Officers and Compliance with
                   Section 16(a) of the Exchange Act........................ 12

         Item 10.  Executive Compensation................................... 13

         Item 11.  Securities Ownership of Certain Beneficial Owners
                   and Management........................................... 15

         Item 12.  Certain Relationships and Related Transactions........... 16

PART IV
         Item 13.  Exhibits, and Reports on Form 8-K........................ 17

SIGNATURES ................................................................. 18

FINANCIAL STATEMENTS........................................................ F-1

                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

This Report contains certain "forward-looking statements", including statements regarding, among other items, the Company's growth strategy, future sales and anticipated trends in the Company's business. Actual results could differ materially from these forward-looking statements as a result of a number of factors, including, but not limited to, the Company's early stage of development, intense competition in various aspects of its business, the seasonal nature of its business, its dependence on third party authors and key personnel, risks associated with bringing its software titles to market and other factors described in the Company's documents filed from time to time with the U.S. Securities and Exchange Commission.

GENERAL

Piranha Interactive Publishing, Inc. (the "Company") publishes interactive multimedia software products providing education and entertainment as well as reference and personal productivity titles for the home personal computer ("PC") market. The Company generally licenses software programs being developed by independent third party developers. The Company then directs and assists the developers in finishing the programs according to its specifications, imprints and duplicates the programs in a media format, packages them in a proprietary manner, and markets and distributes the finished products under the Piranha name as well as proprietary titles whenever possible. Pursuant to license agreements with these developers, the Company pays a royalty based upon the sales of the product and in most instances pays an up-front advance and/or guaranteed minimum royalty payment.

Since the release of its first title in August 1995, the Company has licensed and marketed 13 titles under its own label as well as 13 titles under affiliate relationships with two third party publishers pursuant to revenue-sharing agreements. The Company currently has executed license agreements for three additional titles which have not yet been released. To date, the Company has published all of its titles in computer compact disc read-only memory ("CD-ROM") format. In the future, the Company may distribute its products in other media, such as digital versatile disc ("DVD"), on-line information services, television-based formats, telephone and cable networks and direct broadcast satellite, if market acceptance of such formats becomes widespread.

The Company intends to continue to focus its product offerings on "edutainment" titles, which combine entertainment and educational content, games and other content titles which it determines to have market potential. The Company has published titles in various categories, including entertainment, early childhood education, reference, and personal productivity. The Company currently sells its products to retailers and distributors through its own direct sales and marketing efforts and those of its agents. The Company has distribution agreements with several large national software distributors as well as a number of other smaller and specialty distributors. The Company currently places its product with a number of the largest software retailers (in terms of software sales volume) in the United States.

The Company intends to expand its operations and product line by establishing strategic partnerships and acquiring other software publishers or developers when appropriate. In addition, the Company believes there are many companies with one or two attractive products but a limited number of total products or marketing resources, which may be attractive candidates for acquisition. The Company intends to pursue these opportunities to enhance its product portfolio, but there can be no assurance that any acquisition will be consummated, or if consummated, will successfully generate additional revenues for the Company. The Company does not currently have any plans, agreements or understandings, binding or non-binding, to enter into any potential business combination.

On September 23, 1997, the Company completed a public offering of 1,600,000 units, each consisting of one share of common stock and one Class A warrant, at a price to the public of $5.00 per unit. The net proceeds of the offering to the Company, after deducting all associated costs, were approximately $6,400,000.

The Company's management team has worked closely together for the past four to seven years and all have prior software publishing experience. The Company was incorporated in Arizona on November 14, 1994 and reincorporated in Nevada on November 22, 1996. Its corporate headquarters are located at 1839 West Drake, Suite B, Tempe, Arizona 85283, and its telephone number is (602) 491-0500. The Company's website address is http://www.piranhainteractive.com. This website and its contents are expressly not incorporated by reference in this report.

INDUSTRY OVERVIEW

The consumer software market has grown dramatically over the past few years as a result of several major trends, including the increasing installed base of multimedia PCs in the home, as well as the increasing multimedia capabilities of PCs and demand for a greater number of high quality, affordably priced software applications. In addition, the proliferation of on-line networks and the Internet has created new opportunities for the consumer software industry, including simultaneous on-line game playing by users in multiple locations, additional promotional techniques including on-line distribution of "shareware" (free limited versions of software titles), and direct on-line marketing, sales and distribution to end users.

As demand for consumer software has grown with improvements in multimedia technology, consumers have also grown more sophisticated in their expectations for software, requiring increasingly easy to use, content-rich products.
Furthermore, competition has continued to increase among new and existing multimedia software publishers, resulting in increased price pressure and competition for limited retail shelf space. As this trend continues, it will become increasingly important for software publishers to create significant brand name recognition, establish strong retail relationships and consistently publish high-quality software at affordable prices to consumers.

PRODUCTS

NEW PRODUCTS.

From the Company's inception in November 1994 through the date of the initial public offering, which was completed on September 23, 1997, the Company released seven software titles under the Piranha name. Since the offering, the Company has executed license agreements for eight new titles, two of which were released in the fourth quarter of 1997 and four of which were released in the first quarter of 1998. The Company is continually evaluating other titles submitted to it by independent developers as part of its ongoing product selection process. The following table sets forth all Company titles released since the date of the completion of the Company's offering, and other titles the Company currently plans to release in 1998, grouped by product category:

NEW PRODUCTS                                               RELEASE DATE
------------                                               ------------

EDUTAINMENT

Air Blocks [tm]                                            November 1997

This  multimedia  program allows players of all ages to
build  realistic  3-D images using  colorful,  animated
building   blocks   and  a   variety   of   vivid   3-D
environments.   The  program  is  designed  to  enhance
imagination, creativity and spatial awareness.

Redshift [tm] 3                                            March 1998

This  multimedia  desktop  planetarium  program  is the
latest   version  of   Redshift,   winner  of  numerous
international awards. The program allows amateur and expert astronomers to locate more than one million objects throughout the universe, featuring multimedia presentations, computer simulations and comprehensive reference information. The Company has launched a website, located at http://www.redshift3.com, devoted to promoting this title. This website and its contents are expressly not incorporated by reference in this report.

Skybase [tm]                                               March 1998

This multimedia  program allows users to design,  build
and explore their own International Space Station using
the   same   forty   modules   planned   for  the  real
International  Space  Station.  This  3-D  program  was
developed  with the help of NASA,  the  European  Space
Agency and Russian space  authorities.  The Company has
launched       a       website,        located       at
http://www.skybase-iss.com, devoted to promoting this title. This website and its contents are expressly not incorporated by reference in this report.

Planetary Missions [tm]                                    March 1998

This multimedia space exploration  program allows users
to navigate the solar  system and explore  planets in a
scientifically   designed  flight   simulator   through
photography,  video and 3-D illustrations.  The program
includes  360  degree  views of planet  surfaces  using
video and images from  actual  missions,  and  animated
lectures  on all the planets in the solar  system.  The
Company   has   launched   a   website,    located   at
http://www.planetarymissions.com, devoted to promoting this title. This website and its contents are expressly not incorporated by reference in this report.

Ancient Origins [tm]                                       March 1998

Users travel through the roots of  civilization in this
illustrated, interactive guide to ancient history. This
multimedia program covers over fifty cultures, spanning
20,000    years   using    interactive    archeological
expeditions,   realistic  3-D  constructions  of  major
sites, pictorial essays, musical re-creations and more.
The  Company  has   launched  a  website,   located  at
http://ancientorigins.com, devoted to promoting this title. This website and its contents are expressly not incorporated by reference in this report.

ENTERTAINMENT

Extreme Tactics [tm]                                       Scheduled for Second
                                                           Quarter of 1998
Players attempt to gain control of a futuristic planet in this 3-D tactical war simulation. Players choose vehicle designs, artificial intelligence, strategies and tactics as they play against the computer or other players through the internet or network connections.

Morpheus [tm]                                              Scheduled for Second
                                                           Half of 1998
A player's  adventure  begins as an arctic explorer who
becomes  separated  from his party while  attempting to
solve the mystery of his father's disappearance in this
multimedia  adventure  game. The program allows players
to  explore  a  wide   variety  of  3-D   environments,
accompanied by sound and action video, as they search for clues and traverse between dreams and awakenings in the explorers mind.

Dead Reckoning [tm]                                        Scheduled for Second
                                                           Half of 1998
In this 3-D action  game,  the user will  battle to the
death  in a fight  to save  the  human  race.  The game
features   15   alien   battle    arenas,    artificial
intelligence and multiplayer  internet game capability.
The  Company  has   launched  a  website,   located  at
http://www.deadreck.com, devoted to generating consumer interest in and anticipation of this game. This website and its contents are expressly not incorporated by reference in this report.

PRODUCT DEVELOPMENT.

The Company's strategy is generally to license software programs from independent software developers. The Company believes that this strategy minimizes the financial risks associated with in-house research and development activities and capitalizes upon the pool of creative, quality products currently produced by independent developers. A number of the best selling entertainment software titles in the United States during recent years were developed by small, independent developers and were licensed to software publishers. The Company uses a variety of forums to identify high quality, completed or substantially completed software programs produced by independent developers. Independent developers generally lack the sales, marketing and distribution resources offered by the Company and necessary to introduce their products into the retail marketplace. The Company has also designed one title with the assistance of consultants which it then subcontracted to independent software programmers for development. The Company may follow the same procedure with additional future titles. Although all of the Company's current products were developed by independent developers, the Company may fund in-house development at some time in the future if management deems it advisable.

SALES AND MARKETING

CUSTOMERS.

The Company sells its products to distributors, directly to certain retailers, and direct to consumers through the internet. Currently, the retail merchandisers of certain of the Company's products include computer "superstores", such as CompUSA and Computer City, national and regional retail stores, such as Best Buy, mass merchandisers, corporate resellers, direct mail accounts, consumer electronic stores, warehouse clubs and office supply stores. The Company also distributes its products through several of the largest national distributors, including Ingram Micro, Navarre, and Tech Data, which have access to desirable retail accounts. By making its products available through a number of large distributors, the Company believes it is able to fill retailers' orders more quickly and increase the name recognition of the Company and its products. The retail software market is intensely competitive in terms of shelf space and promotional support. Although the Company believes that it will continue to secure adequate shelf space and promotional support from retailers of its products, the competition for such access is intense and there can be no assurance that the Company will be successful in this regard.

For the year ended December 31, 1997, four customers comprised approximately 30%, 19%, 18% and 17%, respectively, of the Company's net sales.

INTELLECTUAL PROPERTY LICENSES AND DISTRIBUTION AGREEMENTS

SOFTWARE LICENSES.

Each of the Company's software products to date has been authored by third party developers which create each program's "source code", a unique set of program instructions which are translated into machine language and executed by an end-user's computer. Once created, each program's source code is proprietary in nature and is generally the property of the developer.

The Company's licenses for the software contained in its multiple CD-ROM Piranha Packs are generally non-exclusive and generally of short duration, to date ranging from one to two years. The Company is currently in the process of liquidating two of the multiple CD-ROM Piranha Packs (Piranha Pack - Something for Everyone and Academic Edge Piranha Pack), both which were launched in 1995. The license for the third multiple CD-ROM Piranha Pack will expire on May 20, 1999.

The Company's licenses for the software contained in its standalone, individually packaged titles are generally exclusive licenses within their territory, with two to six year terms and varying expiration dates through February 2004. The Company is currently in the process of liquidating existing inventory of two of the standalone individually packaged titles (Majestic and Treasured Tales Presents Alice's Adventures in Wonderland) as well as all remaining inventory of the 13 titles published under affiliate relationships, all of which titles were launched in 1995. None of the licenses for the Company's standalone, individually packaged titles will expire in 1998. The Company's exclusive license arrangements may, however, become non-exclusive or terminate if the Company does not satisfy certain performance criteria, such as selling a minimum amount of units or paying a minimum amount of royalties. In February 1998, the Company's license for the title Syn-Factor became non-exclusive when product sales failed to satisfy the required minimum threshold. Some of the Company's licenses have become, or will become, non-exclusive with the passage of specified time periods. The Company generally does not own the source code to the software contained in licensed titles; however, the license agreements generally provide that the Company exclusively owns the proprietary packaging and the names that it chooses for such software programs. The Company does not, however, own the trademark to the names Redshift [tm] or Extreme Tactics [tm]. Those trademarks are owned by the developers of those products.

The Company has paid advances against royalties for all but two individual titles licensed to date and anticipates that it will likely pay advances against royalties for most future individual titles in order to obtain desirable content and technology. Significant advances may be required in order to obtain products with the features required to be competitive in the current computer software market. The Company is required to supply technical support to the end users for all published individual titles to date and anticipates that it will be required to supply technical support for all such future titles as well.

DISTRIBUTION AGREEMENTS.

The Company's distribution agreements generally permit the distributor to sell the Company's products on a non-exclusive basis for a limited term. Distributors are not generally required to purchase any minimum amount of products from the Company, and are entitled to make purchases at prices at least as favorable as those at which the Company sells comparable products to other distributors. In addition, most of these agreements permit the distributor to return unsold products and require the Company to indemnify the distributor against certain intellectual property and product design related liabilities. Generally, the distribution agreements require the distributors to pay the Company for products purchased within a specified period of time; however, two distribution agreements with significant distributors permit such distributors to delay payment until product is sold by the distributor to retail customers. Consequently, the Company incurs longer delays in cash receipts for products distributed through these channels. The Company's distribution agreements also permit distributors to apply credits against invoices for certain advertising and marketing efforts associated with the Company's products.

MANUFACTURING

All of the Company's titles are currently pressed, reproduced, and packaged at third party fulfillment houses. The Company's printed materials are produced by third party vendors that ship such materials directly to the fulfillment house for product assembly and packaging. The Company places orders with such vendors for production of completed products in amounts specified by the Company based upon forecasted sales. Most products are shipped directly to distributors and retailers by the fulfillment houses. As demand for fulfillment houses is greatest in the third and fourth quarters due to publishers building inventory for holiday sales, an unanticipated delay in the manufacture of products, particularly during the fourth quarter, could result in a material adverse effect on the Company's financial condition and results of operations. The Company currently utilizes two fulfillment houses.

Generally, the Company is obligated to pay its vendors within 30 days of shipment, although the Company's customers' payment cycles are often much longer, generally from between 90 to 120 days. Previously, this discrepancy in payment cycles has resulted in inconsistent cash flows for the Company, which condition may recur in the future. The Company does not have contractual agreements with any of its outside vendors, including its fulfillment houses. As a result, the outside vendors are not committed to provide services or products to the Company when the Company may require such services or products, and the Company may not be able to seek indemnification from its vendors for potential product liability or other manufacturing defects.

COMPETITION

SOFTWARE INDUSTRY

The consumer software industry is intensely competitive and subject to rapid change. The Company believes that the principal competitive factors affecting the markets for its titles include content, quality, brand recognition, price, marketing, distribution, access to shelf space and critical reviews. In addition, consumer demand for particular software products may be adversely affected by the increasing number of competitive products from which to choose, making it difficult to predict the Company's future success in publishing packaged software products for the retail market. Rapid changes in technology, product obsolescence and advances in computer hardware require the Company to develop or acquire new products and to enhance its existing products on a timely basis. The Company's marketplace has recently experienced a greater emphasis on on-line and internet related services, and content tailored for this new delivery vehicle. To the extent that demand increases for on-line products and content, the demand for the Company's existing product format may decline.

The consumer multimedia market is highly fragmented with products offered by many vendors. The Company's products compete directly with those of large and established software companies, such as GT Interactive, Broderbund, and The Learning Company, as well as a large number of small independent publishers like the Company. Most of these competitors have greater financial, technical, marketing, sales and customer support resources, as well as greater name recognition and access to customers than the Company. Due to the low technical and economic barriers to entry into the multimedia software market, the Company anticipates facing additional competition from an increasing number of small, privately-held competitors. In addition, many large companies with sophisticated product marketing and technical abilities and financial resources that do not presently compete with the Company may enter the multimedia software market. To the extent that competitors, as a result of their purchasing capacity, have greater access to financial and other resources or achieve a performance, price or distribution advantage, the Company's business and results of operations could be adversely affected. Furthermore, the Company anticipates that there will be consolidation of the consumer multimedia market around a smaller number of vendors who may be better positioned and have greater resources to compete than the Company. The Company will also face increased competition as it seeks to deliver multimedia content through other new media, such as the World Wide Web, the Internet and on-line proprietary services.

There is no assurance that the Company will have the resources required to respond to market or technological changes or to compete successfully in the future.

RETAIL SHELF SPACE

The competition for shelf space in retail stores is intense. To the extent that the number of consumer software products and computer platforms increases, this competition for shelf space may further intensify. At present, the Company's products constitute a small percentage of a retailer's sales volume, and there can be no assurance that retailers will provide the Company's products with adequate levels of shelf space and promotional support. Increased competition could result in loss of shelf space for, and reduction in sell-through of, the Company's products at retail stores, as well as significant price competition, any of which could adversely affect the Company's business, operating results and financial condition.

Due to increased competition for limited retail shelf space and promotional resources, retailers and distributors are increasingly in a better position to negotiate favorable terms of sale, including price discounts and product return policies, as well as cooperative market development funds. Retailers often require software publishers to pay fees in exchange for preferred shelf space. Larger publishers and distributors will likely have a competitive advantage in this regard to the extent they have greater financial resources and negotiating leverage.

DISTRIBUTION CHANNELS

Competition for access to distributors, as well as for retail shelf space and inclusion in OEM sales programs is intense. In addition, the type and number of distribution channels is increasing to include non-traditional software retailers such as book, music, video, magazine, toy, gift, convenience, drug and grocery store chains. Additionally, as technology changes, the type and number of distribution channels will further change and new types of competitors, such as cable or telephone companies, and new distribution channels are likely to emerge. These new distribution channels may include delivery of software using on-line services or the Internet. Even within traditional channels of distribution for consumer software products there has been rapid change among distributors, including consolidations and financial difficulties. These factors affecting distribution channels are likely to increase competition and negatively affect the Company's business and results of operations. With increasing concentration in the traditional channels of distribution, the Company's customers have increased leverage in negotiating favorable terms of sale, including price discounts and product return policies. In addition, a number of the Company's larger competitors have attempted, with some success, to enter into exclusive software distribution arrangements with certain retail outlets. If the occurrence of these exclusive arrangements increases and the Company is not able to offer a competitive product line or arrangement, the Company's operating results may be negatively impacted.

EMPLOYEES

As of March 1997, the Company employed eighteen total employees, seventeen of whom are full-time employees. None of the employees are represented by labor unions. The Company believes its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company subleases its principal offices in Tempe, Arizona, which are used to house all of its operations, including marketing, sales and all administrative operations. The 4,750 square foot facility is subleased pursuant to an agreement containing a four-year term which expires in November 1999. The Company believes that its facilities are adequate for its current and foreseeable operations over the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending or threatened legal proceedings that it believes will have a material impact on the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Units, Common Stock and A Warrants are traded on the Nasdaq SmallCap Market System under the symbols "PRANU", "PRAN" and "PRANW", respectively. As of March 25, 1998, there were approximately 19 holders of record of the Company's Common Stock. The Company has not paid cash dividends and does not anticipate doing so in the foreseeable future.

The following sets forth the high and low closing sales prices, as reported by the Nasdaq Small Cap Market System, in dollars per unit, share or warrant for all quarters since the Company's initial public offering.

                            Units      Common Stock       A Warrants
                        -----------     ------------     ------------
Quarter Ended:          High    Low     High     Low     High     Low
                        ----    ---     ----     ---     ----     ---
Sept. 30, 1997
  (beginning 9/18/97)   5.13    4.00    5.00     3.50    1.25    0.84
Dec. 31, 1997           5.06    1.75    4.00     1.50    1.13    0.50

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

USE OF PROCEEDS FROM REGISTERED SECURITIES

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

During the period commencing September 18, 1997 and terminating December 31, 1997 (the "Post-Effective Period"), the Company's actual expenses incurred in connection with the issuance and distribution of the units registered pursuant to the Form SB-2 equaled approximately $1,600,000 in the aggregate, which consisted of the following: (i) $760,000 in aggregate underwriting discounts and commissions, (ii) $240,000 in expenses paid to or for the underwriter and (iii) $600,000 in other expenses. None of the $600,000 in other expenses consisted of direct or indirect payments to the Company's officers, directors, holders of at least 10% of any class of the Company's outstanding securities or other affiliates (collectively "Affiliates").

After deducting the foregoing expenses, the offering resulted in approximately $6,400,000 in net proceeds to the Company. During the Post-Effective Period, the Company used approximately $2,245,000 of the net proceeds for the repayment of indebtedness, approximately $220,000 toward acquisition of software programs, and approximately $800,000 for working capital. Approximately $60,000 was paid to affiliates for payment of accrued salaries. The preceding discussion of the Company's use of net proceeds reflects reasonable estimates of amounts paid by the Company. The Company's use of proceeds from the offering, as described herein, does not represent a material change from that described in the prospectus included in the Form SB-2.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains certain "forward-looking statements", including statements regarding, among other items, the Company's growth strategy, future sales and anticipated trends in the Company's business. Actual results could differ materially from these forward-looking statements as a result of a number of factors, including, but not limited to, the Company's early stage of development, intense competition in various aspects of its business, the seasonal nature of its business, its dependence on third party authors and key personnel, risks associated with bringing its software titles to market and other factors described in the Company's documents filed from time to time with the U.S. Securities and Exchange Commission. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire or prove to be accurate.

OVERVIEW

The Company publishes interactive multimedia software products for the home personal computer ("PC") market with an emphasis on "edutainment" titles, which combine entertainment and educational content, as well as games and other titles which it determines to have market potential. The Company was founded in November 1994 and has published titles in several categories, including entertainment, early childhood education, reference and personal productivity. The Company's management team has worked closely together for the past four to seven years and all have prior software publishing experience. During its first year of operations, the Company's primary focus was devoted to developing infrastructure and obtaining titles for publication. The Company's first four titles were published in the fall of 1995. Thereafter, the Company published only one title in 1996 as a result of its working capital deficiency during 1996, which continued through the closing date of its initial public offering on September 23, 1997. As a result, the Company's 1997 net sales were materially hampered by its inability to ship quantities of products to satisfy customer demand and to acquire, launch and market new products. In addition, the Company's planned launch of the 3-D action game, DEAD RECKONING, was delayed from 1997 to 1998 due to extended development requirements. These factors had a material adverse effect on 1997 revenues and profitability. Consequently, the Company believes that the comparisons below in "Results of Operations" may not be meaningful or representative of future results.

On September 23, 1997, the Company completed a public offering of 1,600,000 units, each consisting of one share of common stock and one Class A warrant, at a price to the public of $5.00 per unit. The net proceeds of the offering to the Company, after deducting all associated costs, were approximately $6,400,000.

The Company's initial public offering closed seven days prior to the end of the third quarter of 1997, and as a result, the Company was not positioned to take any meaningful advantage of acquiring, marketing and shipping certain titles in time for the holiday buying season. The home education and entertainment software business is highly seasonal. Typically, revenues are highest during the third and fourth calendar quarters (which includes the holiday buying season), decline in the first calendar quarter and are lowest in the second calendar quarter. This seasonal pattern is due primarily to the increased demand for home education and entertainment software titles during the year-end holiday buying season.

Notwithstanding these developments, the Company released two new titles, REVENGE OF THE TOYS and AIR BLOCKS, in the fourth quarter of 1997 and executed a license agreement with Maris Multimedia, Ltd. to publish four educational software titles, including the sequel to the popular REDSHIFT astronomy series, all of which were released in the first quarter of 1998. To date in 1998, the Company has also executed license agreements for the strategy game title, EXTREME TACTICS and the adventure game title, MORPHEUS, planned for release in the second quarter and second half of 1998, respectively. The 3-D action game, DEAD RECKONING, will also be launched in the second half of 1998 in order to strategically market that title for the 1998 fourth quarter holiday buying season. The launch of DEAD RECKONING was previously planned for the first quarter of 1998.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND 1996

NET SALES

The Company's net sales for the year ended December 31, 1997 were $125,864 which represents a $298,946 or 70% decrease from the year ended December 31, 1996. Net sales for 1997 and 1996 were adversely affected by the Company's working capital deficiency. This deficiency prevented the Company from shipping existing products in a timely manner and in sufficient quantities to meet customer demand and from acquiring, launching and marketing new products.

GROSS LOSS

The Company experienced a gross loss of $(72,832) during the year ended December 31, 1997 as compared to a gross profit of $134,835 during the year ended December 31, 1996. Cost of goods sold increased from 68% of net sales during 1996 to 158% of net sales during 1997. The gross loss during 1997 is primarily attributable to insufficient sales to offset the cost of goods sold as well as costs associated with the write-down of older inventory and certain prepaid royalties.

The Company anticipates improved gross profit margins in the future primarily due to higher sales volumes of new and future titles.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 93% to approximately $1,955,000 during the year ended December 31,1997, compared with approximately $1,012,000 during the year ended December 31, 1996. The increase was primarily attributable to the hiring of additional personnel and the Company's expanded product acquisition and marketing efforts related to new and future products during 1997. The Company anticipates that future selling, general and administrative expenses will increase in the aggregate as the Company adds personnel, launches new products and expands its marketing efforts and distribution channels. Management expects, however, that such expenses will decrease as a percentage of net sales as the Company's revenues from product sales increase.

INTEREST EXPENSE

Interest expense increased to approximately $394,000 during the year ended December 31, 1997, as compared to approximately $35,000 during the year ended December, 31 1996. The increase is due primarily to the amortization expense associated with deferred financing costs and interest expense related to the bridge notes issued by the Company in the fourth quarter of 1996, and other notes payable issued during 1997. All of these notes were repaid in September 1997 out of proceeds from the initial public offering.

Due to the above, the Company had a net loss for the year ended December 31, 1997 of $(2,377,295) or $(2.86) per share, compared to pro forma net loss of $(834,874) or $(2.11) per share for the year ended December 31, 1996.

FINANCIAL CONDITION

The Company's primary source of liquidity during 1997 was cash generated from the issuance of various notes payable and the sale of securities in connection with the Company's initial public offering.

The Company's cash and cash equivalent balance totaling $2,933,752 as of December 31, 1997, is invested primarily in an investment grade money market fund in order to fund immediate cash needs.

The Company's long-term debt consists primarily of notes payable to officers in the aggregate amount of $40,207, including interest, which are due August 1, 1999.

In recent periods, the Company's expenditures have substantially exceeded its revenues. The Company's cash used in operating activities was $2,264,716 during 1997, while revenues for the same period were $125,864. The Company anticipates that its expenses will continue to increase as it attempts to expand its business by acquiring new products and increasing sales and marketing efforts and other operations. The Company expects to continue to incur losses until such time as it is able to sell a sufficient volume of products at prices that provide adequate gross profit to cover operating costs. The Company's working capital requirements will depend upon numerous factors, including payment cycles for its shipped products, credit arrangements with suppliers, the scale-up of its sales and marketing resources, acquisition of new products and the terms upon which such products are acquired, competitive factors including costs associated with obtaining adequate levels of retail shelf space, and marketing activities.

Generally, the Company is obligated to pay its vendors within 30 days of shipment, although the Company's customers' payment cycles are often much longer, generally from between 90 to 120 days. Previously, this discrepancy in payment cycles has resulted in inconsistent cash flows and reduced working capital for the Company, which condition may recur in the future.

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

OTHER MATTERS

YEAR 2000 COMPUTER ISSUE

As with other organizations, some of the computer applications which the Company uses for its internal business operations were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields would not work properly with dates from the year 2000 and beyond. The Company has assessed the direct impact of the Year 2000 issue on its business and has determined that it will not have a material impact on its business, operations or financial condition.

ITEM 7. FINANCIAL STATEMENTS

The financial statements and schedules are included herewith commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company as of March 25, 1998 were as follows:

Timothy M. Brannan      40  President, Chief Executive Officer and Chairman of
                            the Board of Directors
Keith P. Higginson      34  Vice President, Chief Financial Officer and Director
J. Wade Stallings, II   37  Vice President, General Counsel and Director
Douglas M. Brannan      32  Vice President, Sales
Wyndi D. Ballard        28  Vice President, Marketing and Public Relations
Ian D. Berman           42  Director
Michael D. Flink        37  Director

TIMOTHY M. BRANNAN. Mr. Brannan has served as President, Chief Executive Officer and Chairman of the Board of the Company since its inception in November 1994. Mr. Brannan served as Executive Vice President for Software Marketing Corporation ("SMC"), a privately held software publisher, from November 1991 until October 1994. Mr. Brannan served as Executive Vice President for Automap, Inc. ("Automap"), also a privately held publisher of interactive software, from November 1991 until June 1993. Mr. Brannan attended Arizona State University where he studied Business and Marketing.

KEITH P. HIGGINSON. Mr. Higginson has served as Vice President, Chief Financial Officer and a Director of the Company since its inception in November 1994. From January 1993 until October 1994, Mr. Higginson served as Controller for SMC. From January 1993 until June 1993, Mr. Higginson also served as Controller of Automap. Mr. Higginson received a Bachelor's Degree in Accounting from San Diego State University.

J. WADE STALLINGS, II. Mr. Stallings has served as Vice President, General Counsel and a Director of the Company since its inception in November 1994. From February through October 1994, Mr. Stallings served as Vice President and General Counsel to SMC. Prior thereto, Mr. Stallings was the Coordinator of the Office of Properties for the Baha'i World Center, an international non-profit organization from February 1990 until February 1994. Mr. Stallings received a Bachelor's Degree in Management from the University of Alabama and a Juris Doctor Degree from Washington and Lee University School of Law.

DOUGLAS M. BRANNAN. Mr. Brannan has served as Vice President, Sales for the Company since October 1995. Prior thereto, Mr. Brannan served as Director, Western Sales for Softkey International (subsequently renamed The Learning Company), a publicly traded software company, from September 1994 until October 1995. From January 1992 until September 1994, Mr. Brannan was Vice President, Sales, for SMC. In addition, from January 1992 until June 1993, Mr. Brannan was Director of Sales for Automap. Mr. Brannan received a Bachelor's Degree in Health Science from San Diego State University.

WYNDI D. BALLARD. Ms. Ballard has served as Vice President, Marketing & Public Relations for the Company since April 1995. From November 1994 to April 1995, Ms. Ballard served as Director of Public Relations for SC&T International, a publicly traded corporation developing and marketing sound enhancement products for the personal computer and video game markets. From June 1991 until October 1994, Ms. Ballard served as Director of Public Relations and Director of Marketing for SMC. In addition, from June 1991 to June 1993, Ms. Ballard served as Director of Public Relations and Marketing for Automap. Ms. Ballard attended University of Wyoming and Phoenix College where she studied Business and Marketing.

IAN D. BERMAN. Mr. Berman became a director of the Company in September 1997. In 1991, Mr. Berman co-founded Frost & Berman Incorporated, an investment banking and financial advisory consulting firm. Since that time, Mr. Berman has served
as  Managing   Director  for  the  firm,   which  focuses   exclusively  on  the
entertainment and education software industry. From 1985 to 1991, Mr. Berman served as a Senior Manager with the Capital Markets Group for Touche Ross. From 1983 to 1985, Mr. Berman served as a Senior Analyst with Salomon Brothers, Inc. Mr. Berman is a Certified Public Accountant and received a Bachelor of Commerce Degree in Accounting and a Master's Degree in Finance from the University of Witwatersrand University (Johannesburg).

MICHAEL D. FLINK. Mr. Flink became a director of the Company in September 1997. Since October 1997, Mr. Flink has served as General Manager for Levin Consulting. From October 1995 until September 1997, Mr. Flink served as the Senior Vice President, Merchandising & Advertising for Communication EXPO, a communication products superstore. From January 1994 until September 1995, Mr.
Flink served as Vice president of Computer City, a division of Tandy Corporation, where he was responsible for all merchandising, advertising and strategic planning functions for the computer and software retailer. From 1992 through December 1993, Mr. Flink served as Consumer Brand and Product Management Consultant to IBM. From 1990 through 1992, Mr. Flink served as President and Chief Operating Officer of R&R Electronics and Appliance, a regional chain of consumer electronics and appliance superstores. From 1978 through 1990, Mr. Flink served in various management capacities with Tandy Corporation's Radio Shack division. Mr. Flink received a Bachelor of Arts in Communication from North Carolina State University.

Messrs. Douglas M. Brannan and Timothy M. Brannan are brothers. No other Directors or Officers are related by blood or marriage.

CLASSIFIED BOARD

Pursuant to the Company's Articles of Incorporation and Bylaws, the Board of Directors is divided into three classes, as nearly equal in number as is feasible. Each class serves for a term of three years, and election of the classes is staggered so that one class is elected each year. The Director serving in Class III, which class term expires in 2000, is Timothy M. Brannan. The Directors serving in Class II, which class term expires in 1999, are Keith
P. Higginson and Michael D. Flink, and the Directors serving in Class I, which class term expires in 1998, are J. Wade Stallings, II and Ian D Berman. At the Company's 1998 Annual Meeting of Stockholders, stockholders will vote to elect Class I of the Board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of such reports furnished to the Company, the Company believes that all reports required to be filed by each person who served as a director, officer or was a beneficial owner of more than 10% of any class of the Company's equity securities during the year ended December 31, 1997 were filed on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation received for the three fiscal years ended December 31, 1997, by the Company's Chief Executive Officer (the "Named Executive Officer"). No executive officer of the Company received in excess of $100,000 during that period.

                           Summary Compensation Table

                                            Annual Compensation (1)
                                           -------------------------
                                           Year    Salary     Bonus
                                           ----    ------     -----
Timothy M. Brannan, Chairman, President    1997    $75,000    $4,142
                                           1996     50,250     1,083
                                           1995     12,926         0
----------
(1) The Company was not formed until November 14, 1994 and no salaries were paid until October 1995. Effective November 1, 1996, Mr. Brannan became subject to an employment agreement pursuant to which he is compensated thereafter at an annual base rate of $75,000.

Mr.   Brannan  did  not  receive  any  other  annual   compensation,   long-term
compensation or other compensation during the Company's fiscal years ended December 31, 1997, 1996 or 1995.

DIRECTORS' COMPENSATION

Directors are not currently compensated for their services in that capacity or for serving on committees but are reimbursed for their reasonable expenses incurred in connection with serving as Directors. Non-employee Directors serving on the Company's Board received an initial grant of options to purchase 10,000 shares of Common Stock in September 1997 and may receive additional future options at the discretion of the Board.

INDEMNIFICATION AND LIMITATION OF LIABILITY

The Company's Articles of Incorporation and Bylaws require the Company to indemnify each of its Officers and Directors against liabilities and reasonable expenses incurred in any action or proceeding, including stockholders' derivative actions, by reason of such person being or having been an Officer or Director of the Company, or of any other corporation for which he or she serves as such at the request of the Company, to the fullest extent permitted by Nevada law. Pursuant to Nevada law, the Company has adopted provisions in its Articles of Incorporation and Bylaws that eliminate, to the fullest extent available under Nevada law, the personal liability of its Directors and Officers to the Company or its stockholders for monetary damages incurred as a result of the breach of their duty of care. These provisions neither limit the availability of equitable remedies nor eliminate Directors' or Officers' liability for engaging in intentional misconduct or fraud, knowingly violating a law or unlawfully paying a distribution.

The Company has been advised that it is the position of the Commission that insofar as the foregoing provision may be invoked to disclaim liability for damages arising under the Securities Act, such provision is against public policy as expressed in the Securities Act and is therefore unenforceable.

EMPLOYMENT AGREEMENTS

Effective November 1, 1996, the Company entered into three-year employment agreements with its senior executive officers, Timothy M. Brannan, Keith P. Higginson, J. Wade Stallings, II, Douglas M. Brannan and Wyndi D. Ballard. The agreements provide for base salaries of $75,000, $65,000, $65,000, $65,000 and $50,000 for Mr. Timothy M. Brannan, Mr. Higginson, Mr. Stallings, Mr. Douglas M. Brannan and Ms. Ballard, respectively, subject to review at least annually by the Board of Directors. The executives may receive bonuses at the discretion of the Board. The Company may unilaterally terminate the agreements for "Cause," which includes (i) conviction of a felony or (ii) failure to diligently cure a specified deficiency in the executive's performance within 30 days.

In the event the Company terminates the executive's employment during the term of the agreement without Cause, or in the event the executive terminates the agreement for "Good Reason" (as defined in the agreements), which includes certain changes in the executive's duties or a change in control of the Company, the Company shall pay to such executive (i) his/her salary through the termination date plus any accrued but unpaid bonuses and (ii) with respect to executives other than Timothy M. Brannan, a severance payment equal to the executive's then current annual salary and an amount equal to the average of all bonuses paid to the executive in the three years immediately preceding termination, which the Company has the option to pay over one year. With respect to Timothy M. Brannan, the severance payment would be equal to two times his then current annual salary and an amount equal to the average of all bonuses paid to him in the three years immediately preceding termination, which the Company has the option to pay over two years. In addition, the Company must maintain until the first to occur of (i) the executive's attainment of substitute employment or (ii) two years from the date of termination with respect to Timothy M. Brannan and one year from the date of termination with respect to the other executives, the executive's benefits under the Company's benefit plans to which the executive and his/her eligible beneficiaries were entitled immediately prior to the date of termination. If the executive requests, the Company must also assign to the executive any assignable insurance policy on the life of the executive owned by the Company and at the end of the period of coverage. If the executive is terminated for Cause or if the executive terminates his/her employment other than for Good Reason, the Company's only obligation is to pay the executive his/her base salary and accrued vacation pay through the date of termination. If any of the executives are terminated without Cause or resign for Good Reason following a change in control of the Company, the executive is entitled to two years' severance compensation including benefits until obtaining alternate employment.

If the executive is incapacitated due to physical or mental illness during the term of his/her employment, the agreements provide that the Company shall pay to the executive a lump sum equal to the executive's then current base salary and the average of all bonuses paid to the executive in the three years preceding the date of termination due to illness. If the executive dies during his/her employment, his/her salary through the date of his/her death, any accrued but unpaid bonuses and any benefits payable pursuant to the Company's survivor's benefits insurance and other applicable programs and plans then in effect are payable to his/her estate.

If the executive's employment is terminated, the Company has agreed to indemnify the executive for claims and expenses associated with certain personal guarantees, if any, made by the executive. The Company also has agreed to use its best efforts to secure the release of any such personal guarantees. In addition, the Company has agreed to indemnify the executive against all costs incurred in enforcing his/her rights under the agreement following a change in control of the Company.

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 2, 1997, certain information concerning the beneficial ownership of the Company's Common Stock, by (i) each Director, (ii) the Named Executive Officer ,(iii) all beneficial owners of 5% or more of the Company's outstanding common stock, and (iv) all executive officers and Directors of the Company as a group, and their percentage ownership of all shares of Common Stock outstanding.
                                               Common Stock
                                          ------------------------
                                          Number of          % of
Name (1)                                  Shares (2)         Class
--------                                  ----------         -----
Timothy M. Brannan (3)                    1,600,000           50.0
Keith P. Higginson (4)                      306,836            9.6
J. Wade Stallings, II                       306,836            9.6
Douglas M. Brannan                          173,055            5.4
Wyndi D. Ballard                            173,055            5.4
Ian D. Berman (5)                            10,000              *
Michael D. Flink (5)                         10,000              *
All Executive Officers and Directors
 as a group (7 persons) (3)(6)            1,620,000           50.3
----------
* Less than 1.0%

(1) Except as otherwise noted, each of the parties listed above has sole voting and investment power over the securities listed. The address for all Officers and Directors of the Company is 1839 West Drake, Suite B, Tempe, Arizona 85283.
(2) Includes certain shares subject to escrow as follows: Timothy M. Brannan, 337,347 shares; Keith P. Higginson, individually, 117,461 shares and as trustee, 117,461 shares; J. Wade Stallings, II, 234,921 shares; Douglas M. Brannan, 132,495 shares; Wyndi D. Ballard, 132,495 shares.
(3) Includes (i) 887,653 shares subject to a Voting Trust Agreement, of which Timothy M. Brannan is Voting Trustee, and (ii) 271,730 shares subject to an Irrevocable Proxy Agreement, of which Timothy M. Brannan is proxy holder. Except as disclosed herein, Mr. Brannan expressly disclaims beneficial interest in any of such shares. See "-- Voting Trust Agreement."
(4) Includes 153,418 shares held by a trust of which Mr. Higginson is trustee and has sole voting power, but in which he disclaims any beneficial interest.
(5)  Represents  vested options to purchase up to 10,000 shares of Common Stock.
(6)  Includes vested options to purchase up to 20,000 shares of Common Stock.

VOTING TRUST AGREEMENT

Nine stockholders of the Company owning an aggregate of 1,600,000 shares of Common Stock, which represents 50% of the total outstanding voting power, entered into a Voting Trust Agreement and an Irrevocable Proxy Agreement ("Proxy Agreement") in November 1996. Of the 1,600,000 shares, 1,225,000 shares (which shares have been placed in escrow), are subject to a Voting Trust Agreement or held directly by the voting trustee, and 375,000 shares are subject to the Proxy Agreement or held directly by the proxy holder. All 1,600,000 shares also are subject to 13-month Lock-Up Agreements.

Timothy M. Brannan, the President and Chairman of the Company, is designated as both the trustee of the Voting Trust Agreement and the proxy holder under the Proxy Agreement, and is empowered to vote all shares subject to the Voting Trust Agreement and the Proxy Agreement with respect to any matter subject to a vote by the Company's stockholders. Such matters include voting in favor of the election of himself as a Director and an Officer of the Company and in favor of ratification or approval of acts of himself as a Director and an Officer in the conduct of business affairs of the Company, and other acts relating to the Company, including, but not limited to, dissolution, liquidation, a merger or consolidation of the Company or the sale of all, or substantially all, of its assets. By virtue of the Voting Trust Agreement and Proxy Agreement, Mr. Brannan effectively controls 50% of the total voting power of the Company.

The agreement of the stockholders to deposit their shares in the Voting Trust and to grant their proxy under the Proxy Agreement is irrevocable for 13 months following the date of the initial public offering. Thereafter, parties to the Proxy Agreement may withdraw their respective shares on ten days prior written notice to the Trustee if they sell them to third parties. Parties to the Voting Trust Agreement may also withdraw their shares on ten days prior notice if such shares are not then subject to the Escrow Agreement. The Voting Trust Agreement and the Proxy Agreement both terminate upon the earliest of five years, the date on which Mr. Brannan ceases to be an employee of the Company or resigns as Trustee or Proxy Holder, as applicable, or dies, or upon termination of the Voting Trust Agreement or the Proxy Agreement by the unanimous written agreement of the holders of the shares (other than Timothy M. Brannan) subject to the Voting Trust Agreement or the Proxy Agreement, as applicable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective November 1, 1996, the Company entered into three year employment agreements with Messrs. Timothy M. Brannan, Keith P. Higginson, J. Wade Stallings, II and Douglas M. Brannan, each an executive officer of the Company. These agreements provide for a base salary of $75,000, $65,000, $65,000 and $65,000, respectively, to be paid by the Company to such employees.

On December 4, 1996, the Company reimbursed Timothy M. Brannan, the Company's President, in the amount of $67,805 for certain business expenses incurred by Mr. Brannan.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

No.    Description
---    -----------
3.1   Articles of Incorporation (1)
3.2   Bylaws (1)
4.1   Form of Certificate for Common Stock (1)
4.2   Form of Class A Warrant (1)
4.5   Form of Unit Purchase Option (1)
4.8 Irrevocable Proxy Agreement, dated November 13, 1996, among certain stockholders of the Registrant (1)
4.9   Form of Warrant Agreement (1)
4.10 Form of Amended and Restated Escrow Agreement between the Company, the Escrow Agent, and certain stockholders of the Company (1)
9.1 Voting Trust Agreement, dated November 13, 1996, among certain stockholders of the Company (1)
10.1  Form of Employment Agreement between Registrant and Executive Officers (1)
10.2  1996 Stock Option Plan (1)
10.3 Software Distribution Agreement between Tech Data and Registrant, dated September 23, 1996 (1)
10.4 Computer Software Distribution Agreement between Navarre Corporation and Registrant, dated January 8, 1996 (1)
10.5 Ingram Micro Start-up Agreement between Ingram Micro, Inc. and Registrant, dated March 11, 1996 (1)
10.6 Vendor Agreement between Registrant and American Software and Hardware Distributors, Inc., dated April 23, 1996 (1)
10.10 Lease Agreement between Registrant and Phoenix Newspapers, Inc., dated December 15, 1995 (1)
10.11 Merger and Acquisition Agreement between Registrant and D.H. Blair Investment Banking Corp., dated November 27, 1996 (1)
27.1  Financial Data Schedule
----------
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (File No. 333-18605), declared effective on September 18, 1997.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of fiscal 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIRANHA INTERACTIVE PUBLISHING, INC.


/s/ Timothy M. Brannan                                            March 30, 1998
---------------------------
    Timothy M. Brannan
    Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                          Title                          Date
     ---------                          -----                          ----

/s/ Timothy M. Brannan       Chief Executive Officer and          March 30, 1998
--------------------------   Chairman of the Board of Directors
    Timothy M. Brannan       (Principal Executive Officer)


/s/ Keith P. Higginson       Vice President, Chief Financial      March 30, 1998
--------------------------   Officer (Principal Financial and
    Keith P. Higginson       Accounting Officer, Director)


/s/ J. Wade Stallings, II    Vice President, General Counsel      March 30, 1998
--------------------------   (Director)
    J. Wade Stallings, II

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Report of Independent Accountants                                         F-2

Financial Statements:

    Balance Sheet as of December 31, 1997                                 F-3

    Statements of Operations for the years ended December 31, 1997
      and 1996                                                            F-4

    Statements of Stockholders' Equity (Deficit) for the years
      ended December 31, 1997 and 1996                                    F-5

    Statements of Cash Flows for the years ended December 31, 1997
      and 1996                                                            F-6

Notes to Financial Statements                                             F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Piranha Interactive Publishing, Inc.

We have audited the accompanying balance sheet of Piranha Interactive Publishing, Inc. (the "Company") as of December 31, 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Piranha Interactive Publishing, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

/s/ COOPERS & LYBRAND L.L.P.
-------------------------------
COOPERS & LYBRAND L.L.P.

Phoenix, Arizona
February 16, 1998

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1997

                                     ASSETS
Current assets:
  Cash and cash equivalents                                         $ 2,933,752
  Accounts receivable, net of allowance for returns of
    $16,300 and doubtful accounts of $5,000                              36,900
  Inventories                                                           140,008
  Prepaid expenses                                                      360,620
                                                                    -----------
            Total current assets                                      3,471,280

Property and equipment, net                                              99,383
Other assets                                                              4,400
                                                                    -----------
            Total assets                                            $ 3,575,063
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $   159,042
  Accrued payroll                                                        18,469
  Other accrued liabilities                                              34,152
                                                                    -----------
            Total current liabilities                                   211,663

Notes payable - officers                                                 40,207
Other liabilities                                                         8,468
                                                                    -----------
            Total liabilities                                           260,338

Commitments (Note 11)

Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000
   shares authorized; no shares issued and outstanding
  Common stock, $.001 par value; 20,000,000 shares authorized;
    3,200,000 shares issued and outstanding                               3,200
  Additional paid-in capital                                          5,901,339
  Accumulated deficit                                                (2,589,814)
                                                                    -----------
            Total stockholders' equity                                3,314,725
                                                                    -----------
            Total liabilities and stockholders' equity              $ 3,575,063
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                  December 31,      December 31,
                                                      1997              1996
                                                  ------------      ------------
Net sales                                         $   125,864       $   424,810
Cost of goods sold                                    198,696           289,975
                                                  -----------       -----------
  Gross profit (loss)                                 (72,832)          134,835
Selling, general and administrative expenses        1,954,733         1,011,790
                                                  -----------       -----------
  Loss from operations                             (2,027,565)         (876,955)
Other income (expense):
  Interest income                                      44,047                --
  Interest expense                                   (393,777)          (35,383)
                                                  -----------       -----------
                                                     (349,730)          (35,383)

  Net loss                                        $(2,377,295)      $  (912,338)
                                                  ===========       ===========

Basic and diluted loss per share                  $     (2.86)
                                                  ===========
Shares used in computing net loss per
  common share                                        830,890
                                                  ===========
Pro forma net loss data (unaudited):
  Loss before income taxes                                          $  (912,338)
  Pro forma income tax benefit                                           77,464
                                                                    ===========
  Pro forma net loss                                                $  (834,874)
                                                                    ===========

Pro forma net loss per common share (unaudited)                     $     (2.11)
                                                                    ===========
Shares used in computing pro forma net loss
     per common share                                                   395,565
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                       Common Stock      Additional     Retained
                                    ------------------    Paid-in       Earnings
                                      Shares    Amount    Capital       (Deficit)      Total
                                      ------    ------    -------       ---------      -----
Balance, January 1, 1996            1,781,972   $1,782   $    3,741   $   161,939   $   167,462

Distributions to stockholders              --       --           --       (45,000)      (45,000)
Repurchase common stock              (181,972)    (182)        (382)       (5,182)       (5,746)
Reclassification of S Corporation
 accumulated deficit                       --       --     (588,062)      588,062            --
Issuance of warrants                       --       --       75,000            --        75,000
Issuance of stock options                  --       --       18,600            --        18,600
Net loss                                   --       --           --      (912,338)     (912,338)
                                   ----------   ------   ----------   -----------   -----------
Balance, December 31, 1996          1,600,000   $1,600   $ (491,103)  $  (212,519)  $  (702,022)

Sale of 1,600,000 Units (Note 10)   1,600,000    1,600    6,020,325            --     6,021,925
Issuance of unit purchase option           --       --      353,600            --       353,600
Issuance of stock options                  --       --       18,517            --        18,517
Net loss                                   --       --           --    (2,377,295)   (2,377,295)
                                   ==========   ======   ==========   ===========   ===========
 Balance, December 31, 1997         3,200,000   $3,200   $5,901,339   $(2,589,814)  $ 3,314,725
                                   ==========   ======   ==========   ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                             STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                      December 31,  December 31,
                                                          1997          1996
                                                      ------------  ------------
Cash flows from operating activities:
Net loss                                              $(2,377,295)   $ (912,338)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                             24,643        14,975
  Amortization                                            255,175        26,212
  Interest on notes payable - officers                      3,781         3,426
  Reserve for obsolescence                                 61,236        39,494
  Issuance of stock options for services                   18,517        18,600
Net changes in current assets and liabilities:
  Accounts receivable                                     (32,480)      133,244
  Inventory                                               (63,437)      (34,182)
  Prepaid expenses                                       (256,073)      (96,459)
  Accounts payable                                         90,079      (179,089)
  Accrued liabilities                                      13,847        33,774
  Other liabilities                                        (2,709)        7,633
                                                      -----------    ----------
    Net cash used in operating activities              (2,264,716)     (944,710)
                                                      -----------    ----------
Cash flow used in investing activities:
  Purchase property and equipment                         (52,753)      (60,686)
  Increase in other assets                                     --          (320)
                                                      -----------    ----------
    Net cash used in investing activities                 (52,753)      (61,006)
                                                      -----------    ----------
Cash flows from financing activities:
  Proceeds from accounts and notes payable - officers      22,000        63,309
  Proceeds from notes payable                             605,000     1,724,979
  Proceeds from initial public offering                 7,240,000            --
  Payments related to initial public offering            (735,511)     (128,965)
  Repayment of accounts and notes payable - officers      (22,000)     (127,416)
  Principal payments on notes payable                  (2,105,000)     (224,979)
  Payment of debt acquisition costs                            --      (205,950)
  Repurchase of common stock                                   --        (5,746)
  Distributions to stockholders                                --       (45,000)
                                                      -----------    ----------
    Net cash provided by financing activities           5,004,489     1,050,232
                                                      -----------    ----------

Net increase in cash and cash equivalents               2,687,020        44,516
Cash and cash equivalents, beginning of year              246,732       202,216
                                                      -----------    ----------
Cash and cash equivalents, end of year                $ 2,933,752    $  246,732
                                                      ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS:

Piranha Interactive Publishing, Inc. (the "Company") was incorporated in Arizona on November 14, 1994. The Company publishes interactive multimedia software products for the home personal computer ("PC") market with an emphasis on "edutainment" titles which combine entertainment and educational content, as well as games and other content titles which it determines to have market potential. The Company produces its products generally by licensing software programs being developed by independent third party developers, imprinting them in media format, duplicating, packaging, marketing and distributing them.

On November 22, 1996, the Board of Directors and the stockholders of the Company approved the reincorporation of the Company from an Arizona S Corporation into a Nevada C Corporation, by means of a merger of the Arizona corporation into a Nevada corporation, which merger and the reincorporation became effective as of November 22, 1996. In connection with the merger (i) all outstanding shares of common stock of the Arizona corporation were exchanged for shares of common stock of the Nevada corporation on an approximately 242-to-1 basis, (ii) the authorized common stock was increased and a class of preferred stock was created, and (iii) the shares of the Company's former common stock, no par value, were changed into common stock, $.001 par value. The Company's authorized capital stock now consists of (i) 20,000,000 shares of common stock, $.001 par value per share, and (ii) 5,000,000 shares of preferred stock, $.001 par value. All references to the number of common shares outstanding and to per share information in the financial statements have been adjusted to reflect the conversion on a retroactive basis.

2. SIGNIFICANT ACCOUNTING POLICIES:

MANAGEMENT'S PLANS

On September 23, 1997, the Company was successful in completing its initial public offering of 1,600,000 units, each consisting of one share of common stock and one Class A warrant, at a price to the public of $5.00 per unit (see Note
10); however, the Company continues to experience difficulty in generating sufficient cash flows from operations. As a result of its working capital deficiency prior to the offering, the Company's net sales for 1997 were materially hampered by its inability to acquire, launch and market new products. Management expects cash flows to improve and to continue operations through sales, marketing and distribution of eight software titles it has licensed since the public offering, one title licensed prior to the public offering but not yet released, and other titles it is currently pursuing.

NEWLY ISSUED ACCOUNTING STANDARD

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"). This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses and gains and losses) in a full set of financial statements and becomes effective for fiscal years beginning after December 15, 1997. The Company believes the adoption of this new standard will have no material impact on the Company's financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of acquisition to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist primarily of finished goods, packaging, supplies and manuals.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided on depreciable assets by the straight-line method over the estimated useful life of five years, while leasehold improvements are amortized by the straight-line method over the shorter of estimated useful lives or the remaining lease terms.

When items are retired or disposed of, the cost and accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the statements of operations.

ORGANIZATIONAL COSTS

Costs incurred in organizing the Company have been capitalized and are included in other assets. Organizational costs are being amortized over five years using the straight-line method.

REVENUE RECOGNITION

The Company sells its products to original equipment manufacturers, distributors, and retailers. Revenues are recognized upon delivery except for sales made to certain distributors where the right of ownership does not pass at delivery. In those instances, revenue recognition is deferred until resale by the distributor. The Company's agreements with distributors and retailers allow for stock rotation. Reserves are provided for stock rotation and returns based on industry and past experience. These reserves are established at the time of shipment and reduce gross sales to arrive at net sales as presented in the accompanying statement of operations. These reserves are reflected as an allowance for returns. It is the policy of the Company's customers to offset any returns as reductions against payments on accounts receivable.

On occasion, the Company purchases finished products from other software publishers for resale to the Company's customers. These purchases are made under the terms of revenue sharing arrangements. These transactions are accounted for as the purchase and resale of inventory.

ROYALTIES

In most instances the Company is required to pay royalties to independent software developers based upon the sales of the Company's products. Up-front advances of a portion of these royalties may also be required. These prepayments are capitalized and included in prepaid expenses. The prepayments are amortized to cost of goods sold based on net sales. If and when it is determined sales of a product associated with a prepayment are not going to be sufficient to cover the prepayment, the prepaid royalties are expensed.

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

PACKAGE DESIGN COSTS

Package design costs, which include costs associated with design of product boxes and CD-ROM graphics, are expensed as incurred, and are included in selling, general and administrative expenses.

CO-OP ADVERTISING

Co-op advertising represents credits granted by the Company to its customers to advertise the Company's products in circulars, catalogs or other advertisements sponsored by the customer or for special shelf placement or other types of in-store promotion. Any such advertising is specifically approved by the Company and the associated costs are expensed as incurred.

STOCK-BASED COMPENSATION

The Company has elected to measure compensation expense related to employee stock purchase options using Accounting Principles Board Opinion No. 25, and has provided the necessary pro forma disclosures of net loss and loss per share as if the fair value based method of accounting, defined by Financial Accounting Standard No. 123, had been applied.

INCOME TAXES

Prior to November 15, 1996, the Company elected to be treated as a Subchapter S Corporation for federal income tax purposes. As such, all tax liability flowed through to the individual shareholders. Effective November 15, 1996, the Company became a C Corporation and began using the liability method for income taxes. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred tax balances are adjusted to reflect tax rates, based on current tax laws, that will be in effect in the years in which the temporary differences are expected to reverse. A valuation allowance equal to the full amount of the deferred tax asset has been established because, in the opinion of management, it is more likely than not that the deferred tax asset will not be realized.

RECLASSIFICATIONS

Certain amounts for the year ended December 31, 1996 have been reclassified, with no effect on net loss, to conform with the presentation for the year ended December 31, 1997.

3. CONCENTRATION OF RISK:

Financial instruments subject to credit risk consist primarily of cash, cash equivalents, and accounts receivable. At times, the Company's cash deposited in financial institutions may be in excess of federally insured limits. In the normal course of business, the Company extends unsecured credit to its customers.

Additionally, the Company has certain sales concentrations. As of and for the years ended December 31, 1997 and 1996, the following concentrations existed:

ACCOUNTS RECEIVABLE

Three customers comprised approximately 51%, 26% and 11%, respectively, of the accounts receivable balance as of December 31, 1997. Three customers comprised approximately 50%, 28% and 17%, respectively, of the accounts receivable balance as of December 31, 1996.

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

CUSTOMER SALES

Four customers comprised approximately 30%, 19%, 18% and 17%, respectively, of net sales for the year ended December 31, 1997. Five customers comprised approximately 21%, 20%, 18%, 11% and 11%, respectively, of net sales for the year ended December 31, 1996.

SALES BY PRODUCT

Four products comprised approximately 24%, 23%, 22% and 11%, respectively, of net sales for the year ended December 31, 1997. Three products comprised approximately 43%, 34% and 13%, respectively, of net sales for the year ended December 31, 1996.

4. INVENTORIES:

Inventories consist of the following:
                                                   1997
                                                   ----
   Finished goods                               $ 167,277
     Packaging supplies and manuals                73,462
                                                ---------
                                                  240,739
     Less reserve for obsolescence               (100,731)
                                                ---------
                                                $ 140,008
                                                =========
5. PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:
                                                   1997
                                                   ----
   Office furniture                             $ 10,218
   Office equipment                               30,541
   Computer equipment                             68,771
   Leasehold improvements                         35,504
                                                --------
                                                 145,034
   Less accumulated depreciation                 (45,651)
                                                --------
                                                $ 99,383
                                                ========
6. NOTES PAYABLE - OFFICERS:

As of December 31, 1997, notes payable - officers consists of uncollateralized notes totaling $30,000, bearing interest at 10%, and due August 1, 1999. The outstanding balance of notes payable - officers includes accrued interest of $10,207. Interest expense for these notes totaled $3,781 and $3,426 for the years ended December 31, 1997 and 1996, respectively.

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

7.  RELATED PARTY TRANSACTIONS:

On July 1, 1996, the Company entered into a one-year consulting agreement with a stockholder who is otherwise unaffiliated with the Company. As compensation for the stockholder's future services in pursuing and arranging potential business combinations, the Company has agreed to pay an amount not to exceed 2.5 percent of the total consideration involved in such a combination to the stockholder minus any retainer advanced to the stockholder. The agreement also calls for a $50,000 non-refundable retainer to be paid in monthly installments over the term of the agreement and a commitment to grant an option to purchase 16,000 shares of common stock. The agreement is renewable for one-year terms by mutual consent of the parties, and is currently renewed through June 1998. Amounts paid under this agreement totaled $23,846 and $50,000 for the years ended December 31, 1997 and 1996, respectively.

8. ADVERTISING:

Total advertising expense, including co-op advertising, was $225,494 and $148,590 for the years ended December 31, 1997 and 1996, respectively.

9. INCOME TAXES:

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1997 are as follows:

                                                               1997
                                                               ----
     Deferred tax assets:
       Net operating loss carryforwards                    $ 1,063,000
       Allowance for bad debts and sales returns                 9,000
       Inventories                                              42,000
       Other                                                    19,000
                                                           -----------
                                                             1,133,000
     Valuation allowance                                    (1,133,000)
                                                           -----------
                                                           $        --
                                                           ===========

The valuation allowance increased approximately $1,042,000 during the year ended December 31, 1997.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:
                                               1997         1996
                                               ----         ----
     Federal income tax rate                   34.0%        34.0%
     Effect of valuation allowance            (34.0)%      (34.0%)
                                              -----        -----
     Effective income tax rate                  0.0%         0.0%
                                              =====        =====

The Company has federal and state net operating loss carryforwards of approximately $2,516,000. The federal net operating loss carryforwards expire in 2011 and 2012, while the state net operating loss carryforwards expire in 2001 and 2002.

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

10. EQUITY:

PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of preferred stock, with a par value of $.001 per share, in one or more series and to fix the powers, designations, preferences, and rights of each series. No series have been issued to date.

STOCK DIVIDEND

As of August 11, 1997, the Company  declared a dividend  equal to  approximately
0.33 share of Common Stock as to each then  outstanding  share of Common  Stock.
All references to the number of common shares outstanding, common shares reserved for issuance under the 1996 Stock Option Plan, and per share information in the financial statements have been adjusted to reflect the dividend on a retroactive basis.

STOCK OPTION PLAN

On December 13, 1996, the Board of Directors of the Company established the 1996 Stock Option Plan ("1996 Plan") which authorizes them to grant options to directors, employees and consultants of the Company to purchase shares of common stock. An aggregate of 300,000 shares of common stock is reserved for issuance upon exercise of options granted under the 1996 Plan. In general, options granted under the 1996 Plan are not transferable, expire over periods from five to ten years after date of grant, the exercise price may not be less than fair market value of common stock on grant date and for the one year period ending September 23, 1998, no options may be granted with an exercise price less than the initial public offering price. The vesting terms of options awarded are determined by the Board at the grant date.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized in the financial statements for stock based awards (including the escrow shares described below) issued to employees and directors. Pro forma information has been included as if the Company had accounted for its stock based awards under the fair value based method of that Statement. For purposes of pro forma disclosure, the estimated fair value of the awards is amortized to expense over the vesting period of the awards. The pro forma information for 1997 follows:

                                                      1997
                                                      ----
Net loss - as reported                            $(2,377,295)
Net loss - pro forma                              $(2,879,840)
Net loss per share - as reported                  $     (2.86)
Net loss per share - pro forma                    $     (3.47)

No options were issued to employees or directors in 1996.

The fair value for these awards was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1997: risk free interest rate of 6 percent, no common dividend, expected volatility of 55%, and an expected average life of the option of 4.5 years.

On December 13, 1996, the Company issued an option to a stockholder of the Company under the 1996 Plan to purchase 16,000 shares of common stock (see Note
7) at an exercise price of $5.00 per share. The option became fully vested in September 1997, and may be exercised at any time prior to August 31, 2002. The

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

compensation cost recognized in income for this option for the year ended December 31, 1996 was $18,600 based on the fair value of the option. This fair value was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6 percent, no common dividend, expected volatility of 75%, and an expected average life of the option of 4.5 years; and the estimated fair value of the underlying stock based on the historical stock prices of similar public entities following a comparable period in their lives, of $3.00 per share.

A summary of the Company's stock option activity and related information is as follows:

                                            1997                    1996
                                      ------------------     -----------------
                                                Weighted              Weighted
                                       Shares   Average      Shares   Average
                                       Under    Exercise     Under    Exercise
                                       Option   Price        Option   Price
                                       ------   --------     ------   --------
Outstanding, beginning of year         16,000    $5.00           --       --
Granted                               166,800    $5.00       16,000    $5.00
Exercised                                  --       --           --       --
Canceled                                   --       --           --       --
                                      -------    -----      -------    -----
Outstanding, end of year              182,800    $5.00       16,000    $5.00
                                      =======    =====      =======    =====

Exercisable at end of year             84,667    $5.00           --       --

Shares available for future grant     117,200               284,000

The weighted average remaining life of options outstanding as of December 31, 1997 is 6.7 years.

INITIAL PUBLIC OFFERING

On September 23, 1997, the Company completed its initial public offering (the "Offering") of 1,600,000 units ("Offering Units"), each unit consisting of one share of common stock and one Class A warrant. Each Class A warrant is exercisable at any time during the five years following the date of the Offering to purchase one share of common stock for $6.50, subject to adjustment. The Company may redeem such warrants at $.05 per warrant if the Company's stock price meets certain price levels.

In connection with the public offering, the present holders of the Company's common stock have been required to place 1,225,000 shares of common stock in an escrow account to be released only upon the Company attaining certain minimum earnings thresholds or the market price of the Company's common stock meeting certain minimum levels. In the event that it becomes probable that the Company will meet the requirements for the release of the escrow shares, the Company will be required to recognize estimated compensation expense based on current share prices through the date the shares are released. On March 31, 2002, all shares still held in escrow will be forfeited, which shares will then be placed in the Company's treasury for cancellation thereof as a contribution to capital.

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

WARRANTS

During the year ended December 31, 1996, the Company issued 750,000 warrants in connection with $1,500,000 of notes payable. The warrants entitle the holders to purchase one share of common stock for $3.00; however, these warrants were exchanged automatically for 750,000 Selling Securityholders' Warrants upon the close of the public offering, each of which is identical to the Class A warrants (including the exercise price of $6.50) included in the Offering Units. These Selling Securityholders' Warrants are exercisable during the four-year period commencing September 1998 through September 2002.

At December 31, 1997, all warrants remain outstanding.

11. COMMITMENTS:

EQUITY

In connection with the public offering, the Company sold to the representative of the underwriters (the "Representative"), for nominal consideration, the option to purchase up to 160,000 Units ("Unit Purchase Option"), each unit substantially identical to the Offering Units. The Unit Purchase Option will be exercisable during the three-year period commencing September 23, 1999 at an exercise price equal to $6.50 per Unit, subject to adjustment. The Unit Purchase Option is not transferable until September 23, 1999 except to officers of the Representative or to members of the selling group. The exercise price and all other terms of any common stock or Class A warrants issuable to the Representative upon exercise of the Unit Purchase Option are substantially identical to those sold in the offering except that the warrants issued to the Representative are not subject to redemption by the Company.

During the five-year period starting November 27, 1996, in the event the Representative originates a financing or a merger, acquisition or transaction to which the Company is a party, the Representative will be entitled to receive a finder's fee in consideration for origination of such transaction. The fee is based on a percentage of the consideration paid in the transaction.

ROYALTIES

The Company has entered into several different license and distribution agreements (the "Agreements") with independent software developers. The Agreements generally provide that in return for the Company's exclusive right to produce, market and sell certain software products, the developers of these products are entitled to royalties based on a percentage of the product's net sales. If certain performance criteria are not met, such as selling a minimum amount of units or paying a minimum amount of royalties, the Company may lose its right for exclusivity or the agreement may terminate. The Agreements expire on varying dates through February 2004. Royalty expense for the years ended December 31, 1997 and 1996 was $72,846 and $90,307, respectively, and was included in the cost of goods sold. Also, the Company was required to make certain up-front advances related to royalties. The unamortized up-front advances, included in prepaid expenses, were $246,054 and $62,169 at December 31, 1997 and 1996, respectively.

LEASES

The Company is obligated under a long-term operating lease for its corporate offices through November 1999. Annual rent commitments under this operating lease are $46,421 and $43,551 for the years ending December 31, 1998 and 1999, respectively.

Rent expense amounted to $59,246 and $47,828 for the years ended December 31, 1997 and 1996, respectively.

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

12. UNAUDITED PRO FORMA DATA:

The following pro forma data has been presented on the statements of operations:

Income tax benefit has been presented for the year ended December 31, 1996 as if the Company were a C corporation. The income tax benefit was calculated assuming an effective tax rate of 42%.

The pro forma tax benefit consists of:

                                     1996
                                   --------
Current benefit:
  Federal                          $ 62,746
  State                              14,718
                                   --------
                                   $ 77,464
                                   ========

Total pro forma provision for income taxes differs from the "expected" pro forma tax expense of 34% principally due to state income taxes and only partial benefit from the net operating loss for the year ended December 31, 1996.

13. LOSS PER SHARE DISCLOSURES:

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128) effective December 31, 1997. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options, warrants and the unit purchase option. The adoption of SFAS 128 had no effect on the net loss per share for 1996.

In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic loss per share is provided as follows:

                                                    1997            1996
                                                    ----            ----
Numerator - Basic and Diluted loss per share:
  Net loss                                      $(2,377,295)     $ (834,874)
                                                ===========      ==========
Denominator - Basic and Diluted loss per share:
  Weighted average common shares outstanding      2,055,890       1,620,565
  Less shares of common stock in escrow          (1,225,000)     (1,225,000)
                                               ------------      ----------
                                                    830,890         395,565
                                               ============      ==========
Basic and Diluted loss per share               $      (2.86)     $    (2.11)
                                               ============      ==========

Outstanding warrants, unit purchase options, and stock options are not included in the computations of diluted loss per share as their effect would be antidilutive. As the conditions for release of the escrow shares (see Note 10) have not been met nor will they be met upon the mere passage of time, the escrow

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

shares have been considered contingently issuable and, accordingly, have been excluded from the weighted average number of common shares outstanding used for the calculation of the basic and dilutive net loss per share.

Net loss per share is computed using the weighted average number of common shares outstanding during each period after giving retroactive effect to the recapitalization (see Note 1) and stock dividend (See Note 10).

14.  SUPPLEMENTAL CASH FLOW INFORMATION:

                                                      1997         1996
                                                      ----         ----
Cash paid for:
  Interest                                          $148,817     $20,643
Schedule of non-cash financing activities:
  Issuance of stock options for services             $18,517     $18,600
  Warrants issued in connection with notes payable        --      75,000
  Unit Purchase Option issued in connection
    with Initial Public Offering                    $353,600          --