Form 10QSB
period 1998-03-31
PIRANHA INTERACTIVE PUBLISHING INC
filed 1998-05-15
CIK 1027235

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                        Commission File Number 000-21909

                      PIRANHA INTERACTIVE PUBLISHING, INC.
        (Exact name of small business issuer as specified in its charter)


           Nevada                                                86-0779928
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

                 1839 West Drake, Suite B, Tempe, Arizona 85283
                    (Address of principal executive offices)

                                  602-491-0500
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of March 11, 1998, the number of outstanding shares of the Registrant's Common Stock was 3,200,000.

================================================================================

                                      INDEX
                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Balance Sheet as of March 31, 1998 ............................ 3

              Statements of Operations for the three month
              periods ended March 31, 1998 and 1997 ......................... 4

              Statements of Cash Flows for the three month periods
               ended March 31, 1998 and 1997 ................................ 5

              Notes to Financial Statements.................................. 6

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................... 8

PART II. OTHER INFORMATION

      Item 2. Changes in Securities and Use of Proceeds .....................12

      Item 6. Exhibits and Reports on Form 8-K...............................12

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                                  BALANCE SHEET
                                 MARCH 31, 1998
                                   (UNAUDITED)

                                     ASSETS
Current assets:
  Cash and cash equivalents                                         $ 1,983,149
  Accounts receivable, net of allowance for returns
    of $37,097 and doubtful accounts of $5,000                          187,299
  Inventories                                                           246,949
  Prepaid royalties                                                     380,310
  Other prepaid expenses                                                 79,897
                                                                    -----------
Total current assets                                                  2,877,604

Property and equipment, net                                             105,425
Other assets                                                              4,347
                                                                    -----------
Total assets                                                        $ 2,987,376
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $   207,948
  Payroll related accruals                                               30,621
  Other accrued liabilities                                              20,015
                                                                    -----------
Total current liabilities                                               258,584

Notes payable - officers                                                 41,213
Other liabilities                                                         7,518
                                                                    -----------
Total liabilities                                                       307,315

Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding Common
    stock, $.001 par value; 20,000,000 shares authorized;
    3,200,000 shares issued and outstanding                               3,200
  Additional paid-in capital                                          5,901,339
  Accumulated deficit                                                (3,224,478)
                                                                    -----------
Total stockholders' equity                                            2,680,061
                                                                    -----------

Total liabilities and stockholders' equity                          $ 2,987,376
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                            STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                      Three Months Ended
                                                            March 31,
                                                  ----------------------------
                                                     1998               1997
                                                     ----               ----
Net sales                                         $  204,520         $  57,708
Cost of goods sold                                   104,479            28,096
                                                  ----------         ---------
Gross profit                                         100,041            29,612

Selling, general and
 administrative expenses                             765,112           334,069
                                                  ----------         ---------
Loss from operations                                (665,071)         (304,457)

Other income (expense):
  Interest income                                     31,413                --
  Interest expense                                    (1,006)         (111,846)
                                                  ----------         ---------
                                                      30,407          (111,846)

Net loss                                          $ (634,664)        $(416,303)
                                                  ==========         =========
Net loss per common share                         $    (0.32)        $   (1.11)
                                                  ==========         =========
Shares used in computing
 net loss per common share                         1,975,000           375,000
                                                  ==========         =========



   The accompanying notes are an integral part of these financial statements.

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                             STATEMENT OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)



                                                         Three Months Ended
                                                              March 31,
                                                      ------------------------
                                                          1998          1997
                                                          ----          ----
Cash flows from operating activities:
Net loss                                              $ (634,664)    $(416,303)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation                                             8,311         5,532
  Amortization                                                53        69,328
  Interest on notes payable - officers                     1,006           911
  Reserve for obsolescence                               (14,703)        2,023
Net changes in current assets and liabilities:
  Accounts receivable                                   (150,399)      (11,952)
  Inventory                                              (92,238)      (32,967)
  Prepaid expenses                                       (99,587)      (32,388)
  Accounts payable                                        48,906       222,628
  Accrued liabilities                                     (1,985)       56,927
  Other liabilities                                         (950)         (652)
                                                      ----------     ---------
    Net cash used in operating activities               (936,250)     (136,913)
                                                      ----------     ---------
Cash flow used in investing activities:
  Purchase of property and equipment                     (14,353)      (10,748)
                                                      ----------     ---------
    Net cash used in investing activities                (14,353)      (10,748)
                                                      ----------     ---------
Cash flows from financing activities:
  Payments related to initial public offering                 --       (83,705)
                                                      ----------     ---------
    Net cash used in financing activities                     --       (83,705)
                                                      ----------     ---------
Net decrease in cash and cash equivalents               (950,603)     (231,366)
Cash and cash equivalents, beginning of period         2,933,752       246,732
                                                      ----------     ---------
Cash and cash equivalents, end of period              $1,983,149     $  15,366
                                                      ==========     =========




   The accompanying notes are an integral part of these financial statements.

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

Interim Financial Information

The unaudited interim financial statements of Piranha Interactive Publishing, Inc., a Nevada Corporation (the "Company"), include all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary for their fair presentation. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-KSB on file with the Securities and Exchange Commission.

LOSS PER SHARE DISCLOSURES

Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon exercise of stock options, warrants and the unit purchase option.

A reconciliation of the numerator and denominator of basic loss per share is provided as follows:

                                                         1998           1997
                                                         ----           ----
Numerator - Basic and Diluted loss per share:
  Net loss                                           $  (634,664)   $  (416,303)
                                                     ===========    ===========
Denominator - Basic and Diluted loss per share:
  Weighted average common shares outstanding           3,200,000      1,600,000
  Less shares of common stock in escrow               (1,225,000)    (1,225,000)
                                                     -----------    -----------
                                                       1,975,000        375,000
                                                     -----------    -----------
Basic and Diluted loss per share                     $     (0.32)   $     (1.11)
                                                     ===========    ===========

Outstanding warrants, unit purchase options, and stock options totaling 2,712,800 in 1998 and 766,000 in 1997 are not included in the computations of diluted loss per share as their effect would be antidilutive. As the conditions for release of the escrow shares have not been met nor will they be met upon the mere passage of time, the escrow shares have been considered contingently issuable and, accordingly, have been excluded from the weighted average number of common shares outstanding used for the calculation of the basic and dilutive net loss per share.

MANAGEMENT'S PLANS

On September 23, 1997, the Company was successful in completing its initial public offering of 1,600,000 units, each consisting of one share of common stock and one Class A warrant, at a price to the public of $5.00 per unit; however, the Company continues to experience difficulty in generating sufficient cash flows from its operations. As a result of its working capital deficiency prior to the offering, the Company's net sales for 1997 were materially hampered by its inability to acquire, launch and market new products. Management expects cash flows to improve and to continue operations through sales, marketing and distribution of eight software titles it has licensed since the public offering, one title licensed prior to the public offering but not yet released, and other titles it is currently pursuing.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" in the quarter ended March 31, 1998. SFAS No. 130 requires the Company to report in its financial statements, in addition to its net income (loss), comprehensive income
(loss), which includes all changes in equity during the period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. During the quarter ended March 31, 1998, such items were not significant, and the Company's comprehensive loss approximated its net loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE GENERALLY, THE COMPANY'S GROWTH STRATEGY, FUTURE SALES AND ANTICIPATED TRENDS IN THE COMPANY'S BUSINESS. ALL FORWARD LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION KNOWN TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD LOOKING STATEMENT. IT IS IMPORTANT TO NOTE THAT ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE COMPANY'S EARLY STAGE OF DEVELOPMENT, INTENSE COMPETITION IN VARIOUS ASPECTS OF ITS BUSINESS, THE SEASONAL NATURE OF ITS BUSINESS, ITS DEPENDENCE ON THIRD PARTY AUTHORS AND KEY PERSONNEL, THE RISING COST OF ACQUIRING A TITLE WHICH CAN SUCCESSFULLY COMPETE IN AN INCREASINGLY COMPETITIVE RECREATIONAL SOFTWARE MARKET AND THE RISKS ASSOCIATED WITH BRINGING ITS SOFTWARE TITLES TO MARKET, INCLUDING BUT NOT LIMITED TO, THE DIFFICULTY OF ACCURATELY FORECASTING FUTURE CONSUMER PREFERENCES, FINDING REASONABLY PRICED AVAILABLE TITLES TO MEET THE FORECAST PREFERENCES AND PUBLISHING THOSE TITLES IN A TIMELY MANNER IN ORDER TO TAKE ADVANTAGE OF THE ANTICIPATED MARKET. ADDITIONAL FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE COMPANY'S FORWARD LOOKING STATEMENTS ARE DESCRIBED IN THE COMPANY'S DOCUMENTS FILED FROM TIME TO TIME WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THESE AND OTHER RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD LOOKING INFORMATION CONTAINED IN THIS DOCUMENT WILL IN FACT TRANSPIRE OR PROVE TO BE ACCURATE. READERS SHOULD REVIEW THE INFORMATION SET FORTH HEREIN IN THE CONTEXT OF THE OTHER INFORMATION, INCLUDING, BUT NOT LIMITED TO, INFORMATION IDENTIFIED AS "RISK FACTORS" AND THE COMPANY'S FINANCIAL INFORMATION MADE PUBLICLY AVAILABLE BY THE COMPANY IN THE COMPANY'S REGISTRATION STATEMENT ON FORM SB-2, AS WELL AS THE INFORMATION CONTAINED IN THE COMPANY'S REPORTS ON FORM 10-QSB, 8-KSB, 10-KSB, AND OTHER REPORTS PUBLICLY FILED FROM TIME TO TIME BY THE COMPANY WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

The Company publishes interactive multimedia software products for the home personal computer ("PC") market with an emphasis on "edutainment" titles, which combine entertainment and educational content, as well as games and other titles which it determines to have market potential. The Company was founded in November 1994 and has published titles in several categories, including entertainment, early childhood education, reference and personal productivity. The Company's management team has worked closely together for the past four to seven years and all have prior software publishing experience. During its first year of operations, the Company's primary focus was devoted to developing infrastructure and obtaining titles for publication. The Company's first four titles were published in the fall of 1995. Thereafter, the Company published only one title in 1996 as a result of its working capital deficiency during 1996, which continued through the closing date of its initial public offering on September 23, 1997. This deficiency prevented the Company from acquiring, launching and marketing new products in time to realize significant sales in 1997 as well as the first quarter of 1998. Consequently, the Company believes that the comparisons below in "Results of Operations" may not be meaningful or representative of future results.

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

To date in 1998, the Company has released four educational software titles, including the sequel to the popular REDSHIFT astronomy series, all in the last month of the first quarter. The Company also executed two license agreements in the first quarter, one for the strategy game title, EXTREME TACTICS and the other for the adventure game title, MORPHEUS, which are planned for release in the second quarter and second half of 1998, respectively. The 3-D action game, DEAD RECKONING, will also be launched in the second half of 1998 in order to strategically market that title for the 1998 fourth quarter holiday buying season.

For the three month period ended March 31, 1998, three distributors comprised approximately 25%, 24% and 17%, respectively, of the Company's net sales. The Company currently has a distribution agreement with a fourth distributor which permits the distributor to delay payment until the product is sold by its retail customers. Consequently, the Company's revenue recognition for such sales is deferred until receipt of payment from the distributor. If the Company's shipments to such distributor had been recognized as revenue by the Company during the three month period ended March 31, 1998, net sales to such distributor would have represented 49% of the Company's net sales for the period.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

NET SALES

The Company's net sales for the three month period ended March 31, 1998 were $204,520 which represents a $146,812 or 254% increase from the comparable 1997 period. Net sales for 1997 were adversely affected by the Company's working capital deficiency. This deficiency, which continued through September 23, 1997, the date of the Company's initial public offering, prevented the Company from acquiring, launching and marketing new products in time to realize significant sales in the first quarter of 1998.

GROSS PROFIT

The Company experienced a gross profit of $100,041 during the three month period ended March 31, 1998 as compared to $29,612 during the three month period ended March 31, 1997. Cost of goods sold increased from 49% of net sales during the three month period ended March 31, 1997 to 51% of net sales during the corresponding 1998 period.

During the three month period ended March 31, 1998, the Company liquidated much of its older inventory at reduced prices, resulting in lower gross profits for the period. The Company anticipates improved gross profits in the future due to higher sales volumes of new and future titles.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to approximately $765,000 during the three month period ended March 31, 1998, compared with approximately $334,000 during the corresponding 1997 period. The increase was primarily attributable to the hiring of additional personnel subsequent to March 31, 1997 and the Company's expanded marketing efforts related to new and future products during the three months ended March 31, 1998. Selling, general and administrative expenses decreased from 579% of net sales during the three month period ended March 31, 1997 to 374% of net sales during the three months ended March 31, 1998. Management expects that such expenses will continue to decrease as a percentage of net sales as the Company's revenues from product sales increase; however, the Company cannot predict when such increase in revenues will occur, if ever.

INTEREST EXPENSE

Interest expense decreased to approximately $1,000 during the three month period ended March 31, 1998, compared to approximately $112,000 during the corresponding 1997 period. Interest expense in the 1997 period was primarily amortization expense associated with deferred financing costs and interest expense related to the bridge notes issued in the fourth quarter of 1996. These notes were repaid in September of 1997 out of proceeds from the initial public offering.

NET LOSS

Due primarily to the Company's inability to generate sufficient sales to offset selling, general and administrative expenses, the Company had a net loss for the three month period ended March 31, 1998 of $(634,664) or $(0.32) per share, compared to a net loss of $(416,303) or $(1.11) per share for the three month period ended March 31, 1997.

FINANCIAL CONDITION

The Company's primary source of liquidity during 1997 was cash generated from the issuance of various notes payable and the sale of securities in connection with the Company's initial public offering.

The Company's cash and cash equivalent balance totaling $1,983,149 as of March 31, 1998, is invested primarily in an investment grade money market fund in order to fund immediate cash needs.

The Company's long-term debt consists primarily of notes payable to officers in the aggregate amount of $41,213, including interest, which are due August 1, 1999.

The Company's expenditures have continued to substantially exceed its revenues. The Company's cash used in operating activities was $936,250 during the three month period ended March 31, 1998, while revenues for the same period were $204,520. The Company anticipates that its actual expenditures will continue to increase in the aggregate as it attempts to expand its business by acquiring new products and increasing sales and marketing efforts and other operations. The Company expects to continue to incur losses until such time as it is able to sell a sufficient volume of products at prices that provide adequate gross profit to cover operating costs. The Company's working capital requirements will depend upon numerous factors, including payment cycles for its shipped products, credit arrangements with suppliers, the scale-up of its sales and marketing resources, acquisition of new products and the terms upon which such products are acquired, competitive factors including costs associated with obtaining adequate levels of retail shelf space, and marketing activities.

Generally, the Company is obligated to pay its vendors within 30 days of shipment, although the Company's customers' payment cycles are often much longer, generally from between 90 to 120 days. Previously, this discrepancy in payment cycles has resulted in inconsistent cash flows and reduced working capital for the Company, which condition may recur in the future.

The Company does not currently have a credit facility or other commitment for additional financing. The Company may require additional financing in the future to further expand its product offerings, to make strategic acquisitions, or in the event the Company does not realize anticipated revenues. There can be no assurance that such additional financing will be available, or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" in the quarter ended March 31, 1998. SFAS No. 130 requires the Company to report in its financial statements, in addition to its net income (loss), comprehensive income
(loss), which includes all changes in equity during the period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. During the quarter ended March 31, 1998, such items were not significant, and the Company's comprehensive loss approximated its net loss.

                          PART II -- OTHER INFORMATION

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

After deducting the foregoing expenses, the offering resulted in approximately $6,400,000 in net proceeds to the Company. Since the offering, the Company used approximately $2,245,000 of the net proceeds for the repayment of indebtedness, approximately $400,000 toward acquisition of software programs, approximately $580,000 toward marketing and sales and approximately $1,100,000 for working capital. Approximately $60,000 was paid to affiliates for payment of accrued salaries. The preceding discussion of the Company's use of net proceeds reflects reasonable estimates of amounts paid by the Company. The Company's use of proceeds from the offering, as described herein, does not represent a material change from that described in the prospectus included in the Form SB-2.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

               Exhibit
               Number      Description
               ------      -----------
               27.1 -- Financial Data Schedule

         (b)   Reports on Form 8-K.

               None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PIRANHA INTERACTIVE PUBLISHING, INC.


Date:   May 14, 1998                 /s/  Timothy M. Brannan
     -----------------------         -------------------------------------------
                                     Timothy M. Brannan, Chief Executive Officer


Date:   May 14, 1998                 /s/  Keith P. Higginson
     -----------------------         -------------------------------------------
                                     Keith P. Higginson, Chief Financial Officer