Form 10QSB
period 1998-06-30
PIRANHA INTERACTIVE PUBLISHING INC
filed 1998-08-07
CIK 1027235

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                        Commission File Number 000-21909

                      PIRANHA INTERACTIVE PUBLISHING, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                                86-0779928
-------------------------------                              -------------------
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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 31, 1998, the number of outstanding shares of the Registrant's Common Stock was 3,200,000.

================================================================================

                                      INDEX
                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Balance Sheet as of June 30, 1998 ............................ 3

              Statements of Operations for the three month and six month periods ended June 30, 1998 and 1997 ......................... 4

              Statements of Cash Flows for the three month and six month periods ended June 30, 1998 and 1997 ......................... 5

              Notes to Financial Statements................................. 6

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................... 9

PART II. OTHER INFORMATION

      Item 2. Changes in Securities and Use of Proceeds ....................15

      Item 6. Exhibits and Reports on Form 8-K..............................16

SIGNATURES..................................................................17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                                  BALANCE SHEET
                                  JUNE 30, 1998
                                   (UNAUDITED)

                                     ASSETS
Current assets:
   Cash and cash equivalents                                        $ 1,032,276
   Accounts receivable, net of allowance for returns
     of $255,749 and doubtful accounts of $5,000                      1,013,069
   Inventories                                                          246,250
   Prepaid royalties                                                    194,921
   Other prepaid expenses                                               103,687
                                                                    -----------
Total current assets                                                  2,590,203

Property and equipment, net                                             101,394
Other assets                                                              4,293
                                                                    -----------
Total assets                                                        $ 2,695,890
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $   306,145
   Payroll related accruals                                              21,387
   Other accrued liabilities                                             20,140
                                                                    -----------
Total current liabilities                                               347,672

Notes payable - officers                                                 42,243
Other liabilities                                                         6,568
                                                                    -----------
Total liabilities                                                       396,483

Stockholders' equity:
   Preferred stock, $.001 par value;  5,000,000 shares
      authorized;  no shares issued and outstanding
      Common stock, $.001 par value; 20,000,000 shares
      authorized; 3,200,000 shares issued and outstanding                 3,200
   Additional paid-in capital                                         5,901,339
   Accumulated deficit                                               (3,605,132)
                                                                    -----------
Total stockholders' equity                                            2,299,407
                                                                    -----------

Total liabilities and stockholders' equity                          $ 2,695,890
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                            STATEMENTS OF OPERATIONS
     FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                          JUNE 30,                       JUNE 30,
                                 --------------------------    ----------------------------
                                     1998          1997             1998           1997
                                     ----          ----             ----           ----
Net sales                        $1,012,783     $   9,949      $ 1,217,303      $   67,656
  Cost of goods sold                439,678        45,306          544,156          73,401
                                 ----------     ---------      -----------      ----------
Gross profit (loss)                 573,105       (35,357)         673,147          (5,745)

Selling, general and
  administrative expenses           970,690       386,499        1,735,803         720,568
                                 ----------     ---------      -----------      ----------
Loss from operations               (397,585)     (421,856)      (1,062,656)       (726,313)

Other income (expense):
  Interest income                    17,961             -           49,373               -
  Interest expense                   (1,030)     (113,687)          (2,036)       (225,533)
                                 ----------     ---------      -----------      ----------
                                     16,931      (113,687)          47,337        (225,533)

Net loss                         $ (380,654)    $(535,543)     $(1,015,319)     $ (951,846)
                                 ==========     =========      ===========      ==========

Net loss per common share        $    (0.19)    $   (1.43)     $     (0.51)     $    (2.54)
                                 ==========     =========      ===========      ==========

Shares used in computing
  net loss per common share       1,975,000       375,000        1,975,000         375,000
                                 ==========     =========      ===========      ==========



   The accompanying notes are an integral part of these financial statements.

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                             STATEMENT OF CASH FLOWS
     FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                JUNE 30,                           JUNE 30,
                                                  --------------------------------      -----------------------------
                                                         1998              1997             1998               1997
                                                         ----              ----             ----               ----
Cash flows from operating activities:
Net loss                                          $   (380,654)     $    (535,543)      $(1,015,319)     $  (951,846)

Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                           8,720              5,712            17,031           11,244
  Amortization                                              54             70,099               107          139,429
  Interest on notes payable - officers                   1,030                934             2,036            1,844
  Reserve for obsolescence                             (31,282)              (693)          (45,986)           1,330
Net changes in current assets and liabilities:
  Accounts receivable                                 (825,770)             3,747          (976,169)          (8,206)
  Inventory                                             31,981            (17,564)          (60,256)         (50,531)
  Prepaid expenses                                     161,599             58,332            62,012           25,945
  Accounts payable                                      98,197             34,949           147,103          251,577
  Accrued liabilities                                   (9,109)            52,698           (11,093)         109,626
  Other liabilities                                       (950)              (653)           (1,900)          (1,306)
                                                  ------------      -------------       -----------      -----------
    Net cash used in operating activities             (946,184)          (327,982)       (1,882,434)        (470,894)
                                                  ------------      -------------       -----------      -----------

Cash flow used in investing activities:
  Purchase of property and equipment                    (4,689)                 -           (19,042)         (10,748)
                                                  ------------      -------------       -----------      -----------
    Net cash used in investing activities               (4,689)                 -           (19,042)         (10,748)
                                                  ------------      -------------       -----------      -----------

Cash flows from financing activities:
  Proceeds from accounts and notes payable -
    officers                                                 -             16,000                 -           22,000
  Proceeds from notes payable                                -            410,000                 -          410,000
  Payments related to initial public offering                -            (71,423)                -         (155,129)
  Repayment of accounts and notes payable -
    officers                                                 -            (16,000)                -          (16,000)
                                                  ------------      -------------       -----------      -----------
    Net cash used in financing activities                    -            338,577                 -          260,871
                                                  ------------      -------------       -----------      -----------

Net decrease in cash and cash equivalents             (950,873)            10,595        (1,901,476)        (220,771)
Cash and cash equivalents, beginning of period       1,983,149             15,366         2,933,752          246,732
                                                  ------------      -------------       -----------      -----------
Cash and cash equivalents, end of period          $  1,032,276      $      25,961       $ 1,032,276      $    25,961
                                                  ============      =============       ===========      ===========

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

LOSS PER SHARE DISCLOSURES

Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common shares consist of the incremental common shares issuable upon exercise of stock options, warrants and the unit purchase option.

A reconciliation of the numerator and denominator of basic loss per share is provided as follows:

                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                   ------------------------------   ----------------------------
                                                        1998            1997            1998            1997
                                                        ----            ----            ----            ----
Numerator - Basic and Diluted loss per share:
  Net loss                                         $   (380,654)   $    (535,543)   $ (1,015,319)   $  (951,846)
                                                   ============    =============    ============    ===========

Denominator - Basic and Diluted loss per share:
  Weighted average common shares outstanding          3,200,000        1,600,000       3,200,000      1,600,000
  Less shares of common stock in escrow              (1,225,000)      (1,225,000)     (1,225,000)    (1,225,000)
                                                   ------------    -------------    ------------    -----------
                                                      1,975,000          375,000       1,975,000        375,000
                                                   ============    =============    ============    ===========

Basic and Diluted loss per share                   $      (0.19)   $       (1.43)   $      (0.51)   $     (2.54)
                                                   ============    =============    ============    ===========

Outstanding warrants, unit purchase options, and stock options totaling 2,717,500 in 1998 and 766,000 in 1997 are not included in the computations of diluted loss per share as their effect would be antidilutive. An aggregate of

1,225,000 shares of outstanding common stock are currently held in escrow. As the conditions for release of the escrowed shares have not been met nor will they be met upon the mere passage of time, the escrowed shares have been considered to be contingently issuable and, accordingly, have been excluded from the weighted average number of common shares outstanding used for the calculation of the basic and dilutive net loss per share.

REVENUE RECOGNITION

The  Company   sells  its   products  to   original   equipment   manufacturers,
distributors, and retailers. Revenues are recognized upon delivery. The Company's agreements with distributors and retailers allow for stock rotation. Reserves are provided for stock rotation and returns based on industry and past experience. These reserves are established at the time of shipment and reduce gross sales to arrive at net sales as presented in the accompanying statement of operations. These reserves are reflected as an allowance for returns. It is the policy of the Company's customers to offset any returns as reductions against payments on accounts receivable.

Prior to the second quarter of 1998, the Company had a distribution agreement with a distributor which permitted the distributor to delay payment until the product was sold by its retail customers. Consequently, the Company's revenue recognition for such sales was deferred until receipt of payment from the distributor. During the second quarter of 1998, the Company entered into a new agreement, a copy of which is filed as an exhibit to this report, with this distributor and as a result, the Company's revenue recognition for such sales is recognized upon product delivery. This resulted in the recognition of approximately $200,000 in additional revenue, net of estimated sales returns and allowances, for the Company during the second quarter related to product shipped in prior quarters. Additionally, during the second quarter of 1998, the Company recognized approximately $160,000 in net sales on shipments made in the second quarter under the new distribution agreement which would not have been recognized under the previous agreement.

MANAGEMENT'S PLANS

On September 23, 1997, the Company was successful in completing its initial public offering (the "Offering") of 1,600,000 units, each consisting of one share of common stock and one Class A warrant, at a price to the public of $5.00 per unit; however, the Company continues to experience difficulty in generating sufficient cash flows from its operations. As a result of its working capital deficiency prior to the Offering, the Company's net sales for 1997 were materially hampered by its inability to acquire, launch and market new products. The Company's revenues were substantially improved for the three month period ended June 30, 1998 as compared to the comparable quarter of 1997. Management expects, but cannot assure, cash flows to improve based on these improved sales expectations and to continue operations through sales, marketing and distribution of eight software titles it has licensed since the Offering, one title licensed prior to the Offering but not yet released, and other titles it is currently pursuing.

The Company's expenditures have continued to exceed its revenues. If substantial cash flows from operations do not materialize during the third and fourth quarter of 1998 as anticipated by management, the Company will need to seek additional debt or equity financing to continue operations. In such case, there is no assurance that such funds can be obtained on terms acceptable to the Company, or at all.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE GENERALLY, THE COMPANY'S GROWTH STRATEGY, FUTURE SALES AND ANTICIPATED TRENDS IN THE COMPANY'S BUSINESS. ALL FORWARD LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION KNOWN TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD LOOKING STATEMENTS. IT IS IMPORTANT TO NOTE THAT ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, MOST OF WHICH ARE OUT OF THE CONTROL OF THE
COMPANY, INCLUDING, BUT NOT LIMITED TO, THE COMPANY'S EARLY STAGE OF DEVELOPMENT, INTENSE COMPETITION IN VARIOUS ASPECTS OF ITS BUSINESS, THE SEASONAL NATURE OF ITS BUSINESS, ITS DEPENDENCE ON THIRD PARTY AUTHORS AND KEY PERSONNEL, THE RISING COST OF ACQUIRING A TITLE WHICH CAN SUCCESSFULLY COMPETE IN AN INCREASINGLY COMPETITIVE RECREATIONAL SOFTWARE MARKET AND THE RISKS ASSOCIATED WITH BRINGING ITS SOFTWARE TITLES TO MARKET, INCLUDING BUT NOT LIMITED TO, THE DIFFICULTY OF ACCURATELY FORECASTING FUTURE CONSUMER PREFERENCES, FINDING REASONABLY PRICED AVAILABLE TITLES TO MEET THE FORECAST PREFERENCES AND PUBLISHING THOSE TITLES IN A TIMELY MANNER IN ORDER TO TAKE ADVANTAGE OF THE ANTICIPATED MARKET. ADDITIONAL FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE COMPANY'S FORWARD LOOKING STATEMENTS ARE DESCRIBED IN THE COMPANY'S DOCUMENTS FILED FROM TIME TO TIME WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION. IN LIGHT OF THESE AND OTHER RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD LOOKING INFORMATION CONTAINED IN THIS DOCUMENT WILL IN FACT TRANSPIRE OR PROVE TO BE ACCURATE. READERS SHOULD REVIEW THE INFORMATION SET FORTH HEREIN IN THE CONTEXT OF THE OTHER INFORMATION, INCLUDING, BUT NOT LIMITED TO, INFORMATION IDENTIFIED AS "RISK FACTORS" AND THE COMPANY'S FINANCIAL INFORMATION MADE PUBLICLY AVAILABLE BY THE COMPANY IN THE COMPANY'S REGISTRATION STATEMENT ON FORM SB-2, AS WELL AS THE INFORMATION CONTAINED IN THE COMPANY'S REPORTS ON FORM 10-QSB, 8-K, 10-KSB, AND OTHER REPORTS PUBLICLY FILED FROM TIME TO TIME BY THE COMPANY WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

The Company publishes interactive multimedia software products for the home personal computer ("PC") market with an emphasis on "edutainment" titles, which combine entertainment and educational content, as well as games and other titles which it determines to have market potential. The Company was founded in November 1994 and has published titles in several categories, including entertainment, early childhood education, reference and personal productivity. The Company's management team has worked closely together for the past four to seven years and all have prior software publishing experience. During its first year of operations, the Company's primary focus was devoted to developing infrastructure and obtaining titles for publication. The Company's first four titles were published in the fall of 1995. Thereafter, the Company published only one title in 1996 as a result of its working capital deficiency during 1996, which continued through the closing date of its initial public offering on September 23, 1997. This deficiency prevented the Company from acquiring, launching and marketing new products in time to realize significant sales in

1997 as well as the first quarter of 1998. Consequently, the Company believes that the comparisons below in "Results of Operations" may not be meaningful or representative of future results or trends.

On September 23, 1997, the Company completed a public offering of 1,600,000 units, each consisting of one share of common stock and one Class A warrant, at a price to the public of $5.00 per unit. The net proceeds of the offering to the Company, after deducting all associated costs, were approximately $6,400,000.

The home education and entertainment software business is highly seasonal. Typically, net sales are highest during the third and fourth calendar quarters (which includes the holiday buying season), decline in the first calendar quarter and are lowest in the second calendar quarter. This seasonal pattern is due primarily to the increased demand for home education and entertainment software titles during the year-end holiday buying season.

To date in 1998, the Company has released four educational software titles, including REDSHIFT 3, the sequel to the popular REDSHIFT astronomy series, and, additionally, the combat strategy game, EXTREME TACTICS. The adventure game title, MORPHEUS, and the 3-D action game, DEAD RECKONING, are planned for introduction in the second half of 1998 in time for the 1998 fourth quarter holiday buying season.

The  Company   sells  its   products  to   original   equipment   manufacturers,
distributors, and retailers. Revenues are recognized upon delivery. The Company's agreements with distributors and retailers allow for stock rotation. Reserves are provided for stock rotation and returns based on industry and past experience. These reserves are established at the time of shipment and reduce gross sales to arrive at net sales as presented in the accompanying statement of operations. These reserves are reflected as an allowance for returns. It is the policy of the Company's customers to offset any returns as reductions against payments on accounts receivable.

Prior to the second quarter of 1998, the Company had a distribution agreement with a distributor which permitted the distributor to delay payment until the product was sold by its retail customers. Consequently, the Company's revenue recognition for such sales was deferred until receipt of payment from the distributor. During the second quarter of 1998, the Company entered into a new agreement with this distributor which allows for revenue to be recognized upon product delivery. This resulted in the recognition of approximately $200,000 in additional revenue, net of estimated sales returns and allowances, for the Company during the second quarter from product shipped in prior quarters. Additionally, during the second quarter of 1998, the Company recognized approximately $160,000 in net sales on shipments made in the second quarter under the new distribution agreement which would not have been recognized under the previous agreement.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

NET SALES

The Company's net sales for the three month period ended June 30, 1998 were $1,012,783, which represents a $1,002,834 or approximately 10,000% increase from the comparable 1997 period. Net sales for 1997 were adversely affected by the

Company's working capital deficiency. This deficiency, which continued through September 23, 1997, the date of the Company's initial public offering, prevented the Company from acquiring, launching and marketing new products in time to begin realizing significant net sales until the second quarter of 1998.

The Company's net sales for the second quarter of 1998 were the highest for any quarter since its initial public offering in September 1997, and were realized in what is typically the slowest quarter for the consumer software industry. The Company anticipates net sales to increase during the 1998 third and fourth quarter holiday buying season as a result of increased sales of its existing products and the sale of new products planned for introduction during the second half of 1998; however, the Company is unable to predict whether its existing products will continue to generate sales and whether its planned future products will receive market acceptance.

GROSS PROFIT

The Company experienced a gross profit of $573,105, or 57% of net sales during the three month period ended June 30, 1998 as compared to a gross loss of $(35,357), or (355%) of net sales during the three month period ended June 30, 1997. The gross loss during the three month period ended June 30, 1997 is primarily attributable to insufficient net sales to offset the cost of goods sold.

The Company anticipates, but cannot assure, increased gross profits in the future due to higher sales volumes of new and future titles.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to approximately $971,000 during the three month period ended June 30, 1998, compared with approximately $386,000 during the corresponding 1997 period. The increase was primarily attributable to the Company's expanded marketing efforts related to new and future products, including participation in the most significant trade show of the year for the Company, during the three months ended June 30, 1998, additional administrative costs related to operating as a publicly-traded company, and the hiring of additional personnel subsequent to June 30, 1997. Selling, general and administrative expenses as a percentage of net sales decreased from 3,885% during the three month period ended June 30, 1997 to 96% during the three months ended June 30, 1998. Management expects, but cannot assure, that such expenses will continue to decrease as a percentage of net sales as the Company's revenues from product sales continue to increase.

INTEREST EXPENSE

Interest expense decreased to approximately $1,000 during the three month period ended June 30, 1998, compared to approximately $114,000 during the corresponding 1997 period. Interest expense in the 1997 period was primarily attributable to amortization of deferred financing costs and interest expense related to the bridge notes issued in the fourth quarter of 1996. These notes were repaid in September of 1997 out of proceeds from the initial public offering.

NET LOSS

Due primarily to the Company's inability to generate sufficient net sales to offset selling, general and administrative expenses, the Company had a net loss for the three month period ended June 30, 1998 of $(380,654) or $(0.19) per share, compared to a net loss of $(535,543) or $(1.43) per share for the three month period ended June 30, 1997.

COMPARISON OF SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

NET SALES

The Company's net sales for the six month period ended June 30, 1998 were $1,217,303, which represents a $1,149,647 or 1,699% increase from the comparable 1997 period. Net sales for 1997 were adversely affected by the Company's working capital deficiency during such period. This deficiency, which continued through September 23, 1997, the closing date of the Company's initial public offering, prevented the Company from acquiring, launching and marketing new products in time to begin realizing significant net sales until the second quarter of 1998.

The majority of the Company's net sales for the six month period ended June 30, 1998 were concentrated in the second quarter, typically the slowest for the consumer software industry. The Company anticipates net sales to increase during the 1998 third and fourth quarter holiday buying season as a result of increased sales of its existing products and the sale of new products planned for introduction during the second half of 1998; however, the Company is unable to predict whether its existing products will continue to generate sales and whether its planned future products will receive market acceptance.

GROSS PROFIT

The Company experienced a gross profit of $673,147, or 55% of net sales during the six month period ended June 30, 1998 as compared to a gross loss of $(5,745), or (8%) of net sales during the six month period ended June 30, 1997. The gross loss during the six month period ended June 30, 1997 is primarily attributable to insufficient net sales to offset the cost of goods sold.

The Company anticipates, but cannot assure, increased gross profits in the future due to higher sales volumes of new and future titles.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to approximately $1,736,000 during the six month period ended June 30, 1998, compared with approximately $721,000 during the corresponding 1997 period. The increase was primarily attributable to the Company's expanded marketing efforts related to new and future products, including participation in the most significant trade show of the year for the Company, during the six months ended June 30, 1998, additional administrative costs related to operating as a publicly-traded company, and the hiring of additional personnel subsequent to June 30, 1997. Selling, general and administrative expenses as a percentage of net sales decreased from 1,065% during the six month period ended June 30, 1997 to 143% during the six months ended June 30, 1998. Management expects, but cannot assure, that such expenses will continue to decrease as a percentage of net sales as the Company's revenues from product sales continue to increase.

INTEREST EXPENSE

Interest expense decreased to approximately $2,000 during the six month period ended June 30, 1998, compared to approximately $226,000 during the corresponding 1997 period. Interest expense in the 1997 period was primarily attributable to amortization of deferred financing costs and interest expense related to the bridge notes issued in the fourth quarter of 1996. These notes were repaid in September of 1997 out of proceeds from the initial public offering.

NET LOSS

Due primarily to the Company's inability to generate sufficient net sales to offset selling, general and administrative expenses, the Company had a net loss for the six month period ended June 30, 1998 of $(1,015,319) or $(0.51) per share, compared to a net loss of $(951,846) or $(2.54) per share for the six month period ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity during 1997 was the sale of securities in connection with the Company's initial public offering and cash generated from the issuance of various notes payable.

The Company's cash and cash equivalent balance totaling $1,032,276 as of June 30, 1998, is invested primarily in an investment grade money market fund which is available to fund immediate cash needs.

The Company's long-term debt consists primarily of notes payable to officers in the aggregate amount of $42,243, including interest accrued through June 30, 1998, which are due August 1, 1999.

The Company's expenditures have continued to substantially exceed its revenues. The Company's cash used in operating activities was $1,882,434 during the six month period ended June 30, 1998, while revenues for the same period were $1,217,303. The Company anticipates that its actual expenditures will continue to increase in the aggregate as it attempts to expand its business by acquiring new products and increasing sales and marketing efforts and other operations. The Company expects to continue to incur losses until such time as it is able to sell a sufficient volume of products at prices that provide adequate gross profit to cover operating costs. The Company's working capital requirements will depend upon numerous factors, including payment cycles for its shipped products, credit arrangements with suppliers, the scale-up of its sales and marketing resources, acquisition of new products and the terms upon which such products are acquired, competitive factors including costs associated with obtaining adequate levels of retail shelf space, and marketing activities.

Generally, the Company is obligated to pay its vendors within 30 days of shipment, although the Company's customers' payment terms are often much longer, generally from between 45 to 60 days. Previously, this discrepancy in payment cycles has resulted in inconsistent cash flows and reduced working capital for the Company, which condition may recur in the future. In addition, the Company has entered into a new agreement with a distributor which provides payment within 45 days of shipment, rather than when the distributor sells the product.

The Company does not currently have a credit facility or other commitment for additional financing. The Company may require additional financing in the future to further expand its product offerings, or to make strategic acquisitions, and will require additional financing to continue operations in the event the Company does not realize anticipated revenues during the third and fourth quarters of 1998. There can be no assurance that such additional financing will be available, or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

YEAR 2000 RISKS

Some computer applications were originally designed to recognize calendar years by their last two digits. As a result, calculations performed using these truncated fields will not work properly with dates from the year 2000 and beyond. The Company has determined that the sensitivity of its internal computer applications and software products to the Year 2000 issue will not have a material impact on its business, operations or financial condition. As required by an interpretive release recently issued by the Securities and Exchange Commission, the Company has undertaken to confirm in writing whether the internal business operations of third parties with whom it has it has a material relationship will be affected by the Year 2000 issue. Although the Company believes that the computer applications of these third parties are Year 2000 compliant, the Company's assessment is not yet complete. The Company anticipates that such assessment will be completed prior to December 31, 1998.

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

After deducting the foregoing expenses, the offering resulted in approximately $6,400,000 in net proceeds to the Company. Since the offering, the Company used approximately $2,245,000 of the net proceeds for the repayment of indebtedness, approximately $450,000 toward acquisition of software programs, approximately $1,100,000 toward marketing and sales and approximately $1,400,000 for working capital. Approximately $60,000 was paid to affiliates for payment of accrued salaries. The preceding discussion of the Company's use of net proceeds reflects reasonable estimates of amounts paid by the Company. The Company's use of proceeds from the offering, as described herein, does not represent a material change from that described in the prospectus included in the Form SB-2.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS.

               Exhibit
               Number              Description
               -------             -----------

               10.1 -- Computer Software  Distribution Agreement  between Ingram
                       Micro,  Inc. and  the  Registrant  dated  June 30, 1998 *
               27.1 -- Financial Data Schedule

               * The Company  has requested  confidential  treatment for certain portions of this agreement. This document to be filed by an amendment.

          (B)  REPORTS ON FORM 8-K.

               None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PIRANHA INTERACTIVE PUBLISHING, INC.


Date:   August 5, 1998               /s/  Timothy M. Brannan
     -----------------------         -------------------------------------------
                                     Timothy M. Brannan, Chief Executive Officer


Date:   August 5, 1998               /s/  Keith P. Higginson
     -----------------------         -------------------------------------------
                                     Keith P. Higginson, Chief Financial Officer