Form 10QSB/A
period 1998-06-30
PIRANHA INTERACTIVE PUBLISHING INC
filed 1998-09-03
CIK 1027235

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 Amendment No. 1

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1998, is being filed solely for the purpose of filing
Exhibit 10.1 to such report.

                          PART II -- OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS.

               Exhibit
               Number              Description
               -------             -----------

               10.1 -- Computer Software  Distribution Agreement  between Ingram
                       Micro, Inc. and  the  Registrant dated  June 30, 1998 (1)

               27.1 -- Financial Data Schedule (2)

               -----------------

               (1) The Company has requested confidential treatment for certain portions of this agreement. An excised version has been filed herewith.
               (2)  Previously filed.

          (B)  REPORTS ON FORM 8-K.

               None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PIRANHA INTERACTIVE PUBLISHING, INC.


Date:   September 3, 1998            /s/  Timothy M. Brannan
     -----------------------         -------------------------------------------
                                     Timothy M. Brannan, Chief Executive Officer


Date:   September 3, 1998            /s/  Keith P. Higginson
     -----------------------         -------------------------------------------
                                     Keith P. Higginson, Chief Financial Officer