Form 10QSB
period 1998-09-30
PIRANHA INTERACTIVE PUBLISHING INC
filed 1998-11-17
CIK 1027235

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of November 12, 1998, the number of outstanding shares of the Registrant's Common Stock was 3,200,000.

================================================================================

                                      INDEX

PART I. FINANCIAL INFORMATION                                              PAGE

     Item 1.  Financial Statements (Unaudited)

          Balance Sheet as of September 30, 1998 ..........................  3

          Statements of Operations for the three month and nine month periods ended September 30, 1998 and 1997 .......................  4

          Statements of Cash Flows for the three month and nine month periods ended September 30, 1998 and 1997 .......................  5

          Notes to Financial Statements....................................  6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................  8

PART II. OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds.................... 13

     Item 6.  Exhibits and Reports on Form 8-K............................. 14

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                     ASSETS

Current assets:
   Cash and cash equivalents                                        $   167,441
   Accounts receivable, net of allowance
     for returns of $434,350 and doubtful
     accounts of $20,000                                              1,951,333
   Inventories                                                          452,771
   Prepaid royalties                                                     94,189
   Other prepaid expenses                                                13,455
                                                                    -----------
Total current assets                                                  2,679,189

Property and equipment, net                                             105,830
Other assets                                                              4,239
                                                                    -----------
Total assets                                                        $ 2,789,258
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $   431,873
   Payroll related accruals                                               9,015
   Other accrued liabilities                                             20,190
                                                                    -----------
Total current liabilities                                               461,078

Notes payable - officers                                                 43,299
Other liabilities                                                         5,619
                                                                    -----------
Total liabilities                                                       509,996

Stockholders' equity:
   Preferred stock, $.001 par value;
     5,000,000 shares  authorized;  no
     shares issued and outstanding Common
     stock, $.001 par value; 20,000,000
     shares authorized; 3,200,000 shares
     issued and outstanding                                               3,200
   Additional paid-in capital                                         5,901,339
   Accumulated deficit                                               (3,625,277)
                                                                    -----------
Total stockholders' equity                                            2,279,262
                                                                    -----------
Total liabilities and stockholders' equity                          $ 2,789,258
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                            STATEMENTS OF OPERATIONS
  FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                  Three Months Ended             Nine Months Ended
                                     September 30,                 September 30,
                              --------------------------    ---------------------------
                                  1998           1997           1998            1997
                              -----------    -----------    ------------    -----------
Net sales                     $ 1,437,009    $     8,896     $ 2,654,312    $    76,553
  Cost of goods sold              522,523         26,350       1,066,679         99,752
                              -----------    -----------    ------------    -----------
Gross profit (loss)               914,486        (17,454)      1,587,633        (23,199)

Selling, general and
  administrative expenses         940,483        490,654       2,676,286      1,211,223
                              -----------    -----------    ------------    -----------
Loss from operations              (25,997)      (508,108)     (1,088,653)    (1,234,422)

Other income (expense):
  Interest income                   6,908           --            56,281             --
  Interest expense                 (1,056)      (167,255)         (3,092)      (392,788)
                              -----------    -----------    ------------    -----------
                                    5,852       (167,255)         53,189       (392,788)

Net loss                      $   (20,145)   $  (675,363)   $ (1,035,464)   $(1,627,210)
                              ===========    ===========    ============    ===========

Net loss per common share     $     (0.01)   $     (1.16)   $      (0.52)   $     (3.65)
                              ===========    ===========    ============    ===========
Shares used in computing
  net loss per common share     1,975,000        583,696       1,975,000        445,330
                              ===========    ===========    ============    ===========



   The accompanying notes are an integral part of these financial statements.

                      PIRANHA INTERACTIVE PUBLISHING, INC.
                             STATEMENT OF CASH FLOWS
  FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                    Three Months Ended             Nine Months Ended
                                                        September 30,                 September 30,
                                                 --------------------------    ---------------------------
                                                    1998           1997           1998            1997
                                                 -----------    -----------    ------------    -----------
Cash flows from operating activities:
Net loss                                         $   (20,145)   $  (675,363)   $ (1,035,464)   $(1,627,210)

Adjustments to reconcile net loss to net cash used in operating activities:

  Depreciation                                         8,959          5,711          25,989         16,956
  Amortization                                            54        115,692             161        255,120
  Interest on notes payable - officers                 1,056            957           3,092          2,801
  Reserve for obsolescence                                --          3,784         (45,986)         5,114
  Issuance of stock options for services                  --          3,000              --          3,000
Net changes in current assets and liabilities:
  Accounts receivable                               (938,264)          (787)     (1,914,433)        (8,993)
  Inventory                                         (206,521)         4,333        (266,777)       (46,198)
  Prepaid expenses                                   190,964        423,941         252,976        246,873
  Accounts payable                                   125,728          5,001         272,831        256,578
  Accrued liabilities                                (12,322)        46,531         (23,415)       204,042
  Other liabilities                                     (949)          (653)         (2,849)        (1,958)
                                                 -----------    -----------    ------------    -----------
    Net cash used in operating activities           (851,440)       (67,853)     (2,733,875)      (693,875)
                                                 -----------    -----------    ------------    -----------

Cash flow used in investing activities:
  Purchase of property and equipment                 (13,395)            --         (32,436)       (10,749)
                                                 -----------    -----------    ------------    -----------
    Net cash used in investing activities            (13,395)            --         (32,436)       (10,749)
                                                 -----------    -----------    ------------    -----------

Cash flows from financing activities:
  Proceeds from accounts and notes payable -
    officers                                              --             --              --          6,000
  Proceeds from notes payable                             --        195,000              --        605,000
  Proceeds from initial public offering                   --      6,402,110              --      6,402,110
  Payments related to initial public offering             --        (49,563)             --        (49,563)
  Principal payments on notes payable                     --     (2,105,000)             --     (2,105,000)
                                                 -----------    -----------    ------------    -----------
    Net cash provided by financing activities             --      4,442,547              --      4,858,547
                                                 -----------    -----------    ------------    -----------
Net increase (decrease) in cash and cash
  equivalent                                        (864,835)     4,374,694     (2,766,311)     4,153,923
Cash and cash equivalents, beginning of period     1,032,276         25,961      2,933,752        246,732
                                                 -----------    -----------    ------------    -----------
Cash and cash equivalents, end of period         $   167,411    $ 4,400,655    $   167,441    $ 4,400,655
                                                 ===========    ===========    ===========    ===========


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

A reconciliation of the numerator and denominator of basic loss per share is provided as follows:

                                                    Three Months Ended             Nine Months Ended
                                                        September 30,                 September 30,
                                                 --------------------------    ---------------------------
                                                    1998           1997           1998            1997
                                                 -----------    -----------    ------------    -----------
Numerator - Basic and Diluted loss per share:
  Net loss                                       $   (20,145)   $  (675,363)   $ (1,035,464)   $(1,627,210)
                                                 ===========    ===========    ============    ===========

Denominator - Basic and Diluted loss per share:
  Weighted average common shares outstanding       3,200,000      1,808,696       3,200,000      1,670,330
  Less shares of common stock in escrow           (1,225,000)    (1,225,000)     (1,225,000)    (1,225,000)
                                                   1,975,000        583,696       1,975,000        445,330
                                                 ===========    ===========    ============    ===========

Basic and Diluted loss per share                 $     (0.01)   $     (1.16)   $      (0.52)   $     (3.65)
                                                 ===========    ===========    ============    ===========

Outstanding warrants, unit purchase options, and stock options totaling 2,717,500 in 1998 and 976,500 in 1997 are not included in the computations of diluted loss per share as their effect would be antidilutive. An aggregate of 1,225,000 shares of outstanding common stock are currently held in escrow. As the conditions for release of the escrowed shares have not been met nor will they be met upon the mere passage of time, the escrowed shares have been considered to be contingently issuable and, accordingly, have been excluded from the weighted average number of common shares outstanding used for the calculation of the basic and dilutive net loss per share.

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

Prior to the second quarter of 1998, the Company had a distribution agreement with a distributor which permitted the distributor to delay payment until the product was sold by its retail customers. Consequently, the Company's revenue recognition for such sales was deferred until receipt of payment from the distributor. During the second quarter of 1998, the Company entered into a new agreement with this distributor and as a result, the Company's revenue recognition for such sales is recognized upon product delivery. This resulted in the recognition of approximately $200,000 in additional revenue, net of estimated sales returns and allowances, for the Company during the second quarter related to product shipped in prior quarters. Additionally, during the second quarter of 1998, the Company recognized approximately $160,000 in net sales on shipments made in the second quarter under the new distribution agreement which would not have been recognized under the previous agreement.

EQUITY

On September 18, 1998, the Company's Board of Directors resolved to increase the number of shares of common stock available under the 1996 Stock Option Plan from 300,000 shares to 700,000 shares. This resolution was subsequently approved by the Company's stockholders on October 15, 1998.

MANAGEMENT'S PLANS

On September 23, 1997, the Company was successful in completing its initial public offering (the "Offering") of 1,600,000 units, each consisting of one share of common stock and one Class A warrant, at a price to the public of $5.00 per unit; however, the Company continues to experience difficulty in generating sufficient cash flows from its operations. As a result of its working capital deficiency prior to the Offering, the Company's net sales for 1997 were materially hampered by its inability to acquire, launch and market new products. The Company's revenues were substantially improved for the three month period ended September 30, 1998 as compared to the comparable quarter of 1997. Management expects, but cannot assure, cash flows to improve based on these improved sales expectations and to continue operations through sales, marketing and distribution of eight software titles it has licensed since the Offering, one title licensed prior to the Offering, and other titles it is currently pursuing

The Company's expenditures have continued to exceed its revenues. If cash flows from operations do not improve significantly during the fourth quarter of 1998 as anticipated by management, the Company will need to seek additional debt or equity financing to continue operations. In such case, there is no assurance that such funds can be obtained on terms acceptable to the Company, or at all. Any equity financing is expected to have a dilutive effect on the Company's common stock outstanding.

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

To date in 1998, the Company has released four educational software titles, including REDSHIFT 3, the sequel to the popular REDSHIFT astronomy series, and three entertainment titles. The adventure game title, MORPHEUS, and the 3-D action game, DEAD RECKONING, were newly released titles for the third quarter of 1998. The Company additionally released the Macintosh platform of REDSHIFT 3 during the third quarter.

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

Prior to the second quarter of 1998, the Company had a distribution agreement with a distributor which permitted the distributor to delay payment until the product was sold by its retail customers. Consequently, the Company's revenue recognition for such sales was deferred until receipt of payment from the distributor. During the second quarter of 1998, the Company entered into a new agreement with this distributor and as a result, the Company's revenue recognition for such sales is recognized upon product delivery. This resulted in the recognition of approximately $200,000 in additional revenue, net of estimated sales returns and allowances, for the Company during the second quarter related to product shipped in prior quarters. Additionally, during the second quarter of 1998, the Company recognized approximately $160,000 in net sales on shipments made in the second quarter under the new distribution agreement which would not have been recognized under the previous agreement.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

NET SALES

The Company's net sales for the three month period ended September 30, 1998 were $1,437,009, which represents a $1,428,113 increase from the comparable 1997 period. Net sales for 1997 were adversely affected by the Company's working capital deficiency. This deficiency, which continued through September 23, 1997, the date of the Company's initial public offering, prevented the Company from acquiring, launching and marketing new products in time to begin realizing significant net sales until the second quarter of 1998.

The third quarter of 1998 was the third consecutive quarter of substantial revenue growth for the Company, with much of the sales for the quarter attributable to the initial sales of two new game titles, DEAD RECKONING and MORPHEUS, along with continued sales of the Company's high quality PC and Macintosh "edutainment" titles, including the REDSHIFT 3 astronomy program. The Company generally anticipates net sales each year to be the highest during the third and fourth quarter holiday buying season; however, the Company is unable to predict whether its existing products will continue to generate significant sales through the fourth quarter of 1998. Currently, the Company has not licensed any new titles for release in the fourth quarter of 1998 or the first quarter of 1999.

GROSS PROFIT

The Company experienced a gross profit of $914,486, or 64% of net sales during the three month period ended September 30, 1998 as compared to a gross loss of $(17,454), or (196%) of net sales during the three month period ended September 30, 1997. The gross loss during the three month period ended September 30, 1997 is primarily attributable to insufficient net sales to offset the cost of goods sold. The Company anticipates, but cannot assure, that gross profits will remain consistent as a percentage of sales in the future if net sales of current titles remain consistent.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to approximately $940,000 during the three month period ended September 30, 1998, compared with approximately $491,000 during the corresponding 1997 period. The increase was primarily attributable to the Company's expanded marketing efforts related to new products, additional administrative costs related to operating as a publicly-traded company, and the hiring of additional personnel subsequent to September 30, 1997. Selling, general and administrative expenses as a percentage of net sales decreased from 5,515% during the three month period ended September 30, 1997 to 65% during the three months ended September 30, 1998.

Management expects, but cannot assure, that such expenses will not increase significantly in the aggregate in the fourth quarter of 1998 or the first quarter of 1999 if the Company's revenues from product sales maintain current levels.

INTEREST EXPENSE

Interest expense decreased to approximately $1,000 during the three month period ended September 30, 1998, compared to approximately $167,000 during the corresponding 1997 period. Interest expense in the 1997 period was primarily attributable to amortization of deferred financing costs, interest expense related to the bridge notes issued in the fourth quarter of 1996, and various short-term notes issued in the second and third quarter of 1997. These notes were repaid in September of 1997 out of proceeds from the initial public offering.

NET LOSS

Due primarily to the Company's inability to generate sufficient net sales to offset selling, general and administrative expenses, the Company had a net loss for the three month period ended September 30, 1998 of $(20,145) or $(0.01) per share, compared to a net loss of $(675,363) or $(1.16) per share for the three month period ended September 30, 1997.

In the event that net sales for the fourth quarter meet or exceed those of the third quarter, the Company may recognize net income from operations; however, there can be no assurance that the Company will achieve such net sales for the quarter, or that expenses will not increase from the third quarter of 1998.

COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

NET SALES

The Company's net sales for the nine month period ended September 30, 1998 were $2,654,312, which represents a $2,577,759 increase from the comparable 1997 period. Net sales for 1997 were adversely affected by the Company's working capital deficiency during such period. This deficiency, which continued through September 23, 1997, the closing date of the Company's initial public offering, prevented the Company from acquiring, launching and marketing new products in time to begin realizing significant net sales until the second quarter of 1998.

Much of the sales for the nine month period ended September 30, 1998 are attributable to the initial sales of two new game titles, DEAD RECKONING and MORPHEUS, along with continued sales of the Company's high quality PC and Macintosh "edutainment" titles, including the REDSHIFT 3 astronomy program. The Company generally anticipates net sales each year to be the highest during the third and fourth quarter holiday buying season; however, the Company is unable to predict whether its existing products will continue to generate significant sales through the fourth quarter of 1998. Currently, the Company has not licensed any new titles for release in the fourth quarter of 1998 or the first quarter of 1999.

GROSS PROFIT

The Company experienced a gross profit of $1,587,633, or 60% of net sales during the nine month period ended September 30, 1998 as compared to a gross loss of $(23,199), or (30%) of net sales during the nine month period ended September 30, 1997. The gross loss during the nine month period ended September 30, 1997 is primarily attributable to insufficient net sales to offset the cost of goods sold.

The Company anticipates, but cannot assure, that gross profits will remain consistent as a percentage of sales in the future if net sales of current titles remain consistent.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to approximately $2,676,286 during the nine month period ended September 30, 1998, compared with approximately $1,211,000 during the corresponding 1997 period. The increase was primarily attributable to the Company's expanded marketing efforts related to new products, additional administrative costs related to operating as a publicly-traded company, and the hiring of additional personnel subsequent to September 30, 1997. Selling, general and administrative expenses as a percentage of net sales decreased from 1,582% during the nine month period ended September 30, 1997 to 101% during the nine months ended September 30, 1998.

Management expects, but cannot assure, that such expenses will decrease as a percentage of net sales for the year if the Company's revenues from product sales maintain current levels.

INTEREST EXPENSE

Interest expense decreased to approximately $3,000 during the nine month period ended September 30, 1998, compared to approximately $393,000 during the corresponding 1997 period. Interest expense in the 1997 period was primarily attributable to amortization of deferred financing costs, interest expense related to the bridge notes issued in the fourth quarter of 1996, and various short-term notes issued in the second and third quarter of 1997. These notes were repaid in September of 1997 out of proceeds from the initial public offering.

NET LOSS

Due primarily to the Company's inability to generate sufficient net sales to offset selling, general and administrative expenses, the Company had a net loss for the nine month period ended September 30, 1998 of $(1,035,464) or $(0.52) per share, compared to a net loss of $(1,627,210) or $(3.65) per share for the nine month period ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity during 1997 was the sale of securities in connection with the Company's initial public offering and cash generated from the issuance of various notes payable.


The Company's cash and cash equivalent balance totaling $167,441 as of September 30, 1998, is invested primarily in an investment grade money market fund which is available to fund immediate cash needs.

The Company's long-term debt consists primarily of notes payable to officers in the aggregate amount of $43,299, including interest at 10% accrued through September 30, 1998, which are due August 1, 1999.

The Company's expenditures have continued to exceed its revenues. The Company's cash used in operating activities was $2,733,875 during the nine month period ended September 30, 1998, while revenues for the same period were $2,654,312. The Company anticipates that its actual expenditures will remain consistent in the aggregate as it attempts to continue expansion of its business by acquiring new products and continuing sales and marketing efforts and other operations. The Company expects to continue to incur losses until such time as it is able to sell a sufficient volume of products at prices that provide adequate gross profit to cover operating costs. The Company's working capital requirements will depend upon numerous factors, including payment cycles for its shipped products, credit arrangements with suppliers, the scale-up of its sales and marketing resources, acquisition of new products and the terms upon which such products are acquired, competitive factors including costs associated with obtaining adequate levels of retail shelf space, and marketing activities.

Generally, the Company is obligated to pay its vendors within 30 days of shipment, although the Company's customers' payment terms are often much longer, generally from between 45 to 60 days. This discrepancy in payment cycles has resulted in inconsistent cash flows and reduced working capital for the Company.

In the event that the Company does not realize anticipated revenues during the fourth quarter of 1998 or collect its existing accounts receivable in a timely manner, the Company will require additional debt and/or equity financing to continue operations, to further expand its product offerings, or to make strategic acquisitions. The Company does not currently have a credit facility or other commitment for additional financing. There can be no assurance that such additional financing will be available, or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders. Any equity financing is expected to have a dilutive effect on the Company's common stock outstanding.

The Company is currently pursuing a strategy of supplementing its internal growth by acquiring one or more small software companies that either expand or complement its business. The Company will evaluate specific acquisition opportunities based on prevailing market and economic conditions. Acquisitions could require integration of dissimilar operations or assets, assimilation of new employees, diversion of management time and resources, increases in administrative costs, potential loss of key employees of an acquired company and additional costs associated with debt or equity financing. While the Company believes that opportunities exist and is beginning to actively pursue such opportunities, the Company has not yet entered into formal negotiations, binding letters of intent, or agreements with any specific companies. There is no assurance that the Company will be able to identify suitable acquisition candidates at acceptable valuations or succeed in integrating any acquired business into the Company's existing business or in retaining key customers of acquired businesses. Unless the Company can make an acquisition solely in exchange for its capital stock (the issuance of which may dilute the interests of existing stockholders), the Company will need to obtain additional equity or debt financing. There is no assurance that the Company will be able to obtain such financing on terms acceptable to it, or at all.

YEAR 2000 RISKS

Some computer applications were originally designed to recognize calendar years by their last two digits. As a result, calculations performed using these truncated fields will not work properly with dates from the year 2000 and beyond. The Company has determined that the sensitivity of its internal computer applications and software products to the Year 2000 issue will not have a material impact on its business, operations or financial condition; however, in the event the Company does incur business interruption or delays as a result of the Year 2000 issue, the Company has not developed contingency plans to address the causes or results of such delays or interruptions. Amounts spent to date, and to be spent in the future, in connection with the Year 2000 issue are not expected to be material. As required by an interpretive release recently issued by the Securities and Exchange Commission, the Company has undertaken to confirm in writing whether the internal business operations of third parties with whom it has it has a material relationship will be affected by the Year 2000 issue. Although the Company believes that the computer applications of these third parties are Year 2000 compliant, the Company's assessment is not yet complete. The Company anticipates that such assessment will be completed during the first quarter of 1999.


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

After deducting the foregoing expenses, the offering resulted in approximately $6,400,000 in net proceeds to the Company. Since the offering, the Company used approximately $2,245,000 of the net proceeds for the repayment of indebtedness, approximately $580,000 toward acquisition of software programs, approximately $1,615,000 toward marketing and sales and approximately $1,618,000 for working capital. Approximately $60,000 was paid to affiliates for payment of accrued salaries. The preceding discussion of the Company's use of net proceeds reflects reasonable estimates of amounts paid by the Company. The Company's use of proceeds from the offering toward acquisition of software programs and toward marketing and sales was estimated at $1,702,000 and $750,000, respectively, in the prospectus included in the Form SB-2. The decrease in actual proceeds used toward acquisition of software programs is primarily a result of the Company's ability to obtain software programs with lower up-front advances to developers, allowing additional proceeds available for marketing and sales activities, which is higher than originally estimated. The Company's use of proceeds from the offering for other items, as described herein, does not represent a material change from that described in the prospectus included in the Form SB-2.

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


Date:   November 16, 1998           /s/  Timothy M. Brannan
     -----------------------        -------------------------------------------
                                    Timothy M. Brannan, Chief Executive Officer


Date:   November 16, 1998           /s/  Keith P. Higginson
     -----------------------        -------------------------------------------
                                    Keith P. Higginson, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)