Form 10-K
period 2009-12-31
PIRANHA VENTURES INC
filed 2010-03-30
CIK 1027235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

 X  . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2009

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-21909

Piranha Ventures, Inc.

(Name of small business issuer in its charter)

Nevada	86-0779928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34808 Staccato Street, Palm Desert, California	92211
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 760-345-0386

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

         Yes       . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act

         Yes   X  .  No       .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X  .  No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been fazed into the Interactive Data reporting system.

           Yes      .  No       .

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer      .

     Accelerated filer      .

Non-accelerated filer       .  (Do not check if a smaller reporting company     Smaller reporting company  X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  X  .    No      .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The bid on March 18, 2010, was $0.05 giving the shares held by non-affiliates a market value of $265,416.

As of March 18, 2010, the Registrant had 13,611,151 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

PART I

Item 1. Business

Organization and Corporate History

Piranha Ventures, Inc. (“Piranha” or the “Company”) was organized in Arizona on November 14, 1994 and on November 22, 1996, reincorporated in Nevada.  Currently, Piranha has no operations other than seeking to identify and acquire an operating entity after discontinuing its publishing of interactive multimedia software products.  Prior to discontinuing operations, Piranha completed an initial public offering in September 1997.  Since Piranha’s initial operations proved unsuccessful, management was changed and a new management team with experience in mergers and acquisition has been installed.

Since the termination of its prior business, Piranha has had no operations other than seeking an acquisition or merger to bring an operating entity into Piranha.  Piranha does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry.  Piranha has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, Piranha has only limited resources and may find it difficult to locate good opportunities.  There can be no assurance that Piranha will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to Piranha and its stockholders. Piranha will select any potential business opportunity based on management's business judgment.

Currently, Piranha is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to Piranha.  Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.  At this time, Piranha’s management has been focused on investigating various industries.  Additionally, management has been investigating whether there are merger and acquisition activities in the industries.  To this end, management has focused on the medical and “green” energy industries.  These efforts have been focused on discussions with management in the industries and research.

Piranha is not currently conducting any business, nor has it conducted any business for several years.  Therefore, it does not possess products or services, distribution methods, competitive business positions, or major customers.  Piranha does not possess any unexpired patents or trademarks and any and all of its licensing and royalty agreements from the inventions it sought to market in the past have since expired, and are not currently valid.  Piranha does not employ any employees.

The activities of Piranha are subject to several significant risks which arise primarily as a result of the fact that Piranha has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of Piranha's stockholders.  The risks faced by Piranha are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

Products and Services

We currently do not have any products or services.

Marketing Strategy

Other than our efforts to locate potential merger or acquisition candidates, we do not engage in any marketing or advertising and do not anticipate we will engage in such activity until a merger or acquisition is complete.  We do not anticipate spending significant resources on marketing or advertisement and rely more on personal contacts in looking for potential merger or acquisition candidates.

Regulations

We do not believe we face extensive regulations.  We will have to review the potential regulations of any company we merge with or acquire.  At this time, investors and stockholders will not be able to evaluate the potential regulations we face until a potential merger or acquisition candidate is identified.

Technology

We currently do not have any technology nor until we complete a merger or acquisition do we anticipate having any technology that separates us from other companies.

Competitors

We face competition from other companies seeking mergers and acquisitions.  It will be up to our management and their contacts to be able to find potential merger or acquisition companies.  Many companies seeking mergers will have better funding and management teams which have had more success in completing mergers and acquisitions.

Concentration of Customers

We do not have any concentration of customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We have no patents or trademarks.  We also have no franchises, concessions, royalty agreements or labor contracts.

Research and Development Costs During the Last Two Fiscal Years

We have not engaged in any research and development in the last two years.

Employees

Piranha does not have any employees.  Robert Ipson is Piranha’s sole officer.  Mr. Ipson is currently not receiving compensation for his services and Piranha does not plan on paying any compensation to Mr. Ipson.

Item 1A. Risk Factors

Piranha’s operations are subject to a number of risks including:

We may have insufficient resources to cover our operating expenses and consummating a business combination which could lead to our being forced to shut down or to have to raise capital at prices that would result in substantial dilution to existing stockholders.

We have limited cash to cover our operating expenses for the next 12 months and to cover the expenses incurred in connection with a business combination. It is possible that we could incur substantial costs in connection with a business combination. If we do not have sufficient cash available to cover our expenses, we may be forced to either shut down or obtain additional financing, either from our management or third parties. We may not be able to obtain additional financing on acceptable terms, if at all, and neither our management nor any third party is obligated to provide any financing. It is likely any future funds obtained would result in a substantial dilution to current stockholders.

The nature of our operations is speculative and the success of our plan of operation will depend to a great extent on the operations, financial condition and management of the companies with which we may merge or which we acquire and current investors will be investing in the new management and business without the ability to review such management or business with all the risk associated therewith including the possibility the company will not be successful.

While management intends to seek a merger or acquisition of privately held entities with established operating histories, there can be no assurance that we will be successful in locating an acquisition candidate meeting such criteria. In the event we complete a merger or acquisition transaction, of which there can be no assurance, our success if any will be dependent upon the operations, financial condition and management of the acquired company, and upon numerous other factors beyond our control.  Stockholders will be dependent on the judgment of management in making acquisition or merger decisions.

Investors will not be able to assess specific business risks because we have not identified the business opportunities in which we will attempt to obtain an interest and as such investors and stockholders will be placing their money in an unknown investment.

Due to the fact that we have not identified a target business for acquisition, we cannot describe the specific risks presented by such business. Among other risks, such target business may involve an unproven product, technology or marketing strategy, the ultimate success of which cannot be assured. The target business may be in competition with larger, more established firms which may have many competitive advantages over the target business. Our investment in a target business may be highly risky and illiquid, and could result in a total loss if the acquired business is unsuccessful.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity and as such the likelihood that an acquisition is not successful is very high, and as such investors or stockholders could lose all of their investment.

Our management’s decision to commit our capital or other resources to an acquisition will likely be made without detailed feasibility studies, independent analysis and market surveys. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation. There are numerous individuals, publicly held companies, and privately held companies seeking merger and acquisition prospects. There is significant competition among such groups for attractive merger and acquisition prospects. However, the number of suitable and attractive prospects is limited and we may find a scarcity of suitable companies with audited financial statements seeking merger partners.  Additionally, with limited financial and managerial resources, we will be limited in our review of any prospective merger or acquisition companies, potentially increasing the risk of such a merger or acquisition.  As such, it is possible that any merger or acquisition will not be successful resulting in the bankruptcy and the loss of an investors’ or stockholders’ entire investment.

Attracting new directors and officers may be expensive, and may require that we enter into long-term employment agreements, issue stock options, and otherwise provide incentives to the new directors and officers which could dilute current stockholders or decrease our stock price leading to losses for current stockholders.

We may need to attract new directors and officers in order to achieve our business objectives, which is to acquire one or more domestic and/or foreign operating businesses. Attracting new directors and officers may be expensive, and may require that we enter into long-term employment agreements, issue stock options, and otherwise provide incentives to the new directors and officers which may further dilute current stockholders or cause a decrease in our stock price leading to losses for current stockholders.

As we will have only a limited ability to evaluate potential new directors and officers, and the management of target businesses, investors or stockholders will be placing their money with a management team that they have not had an opportunity to evaluate increasing the risk investors or stockholders may lose their entire investment.

We may make a determination that our current directors and officers should not remain, or should reduce their role, following money raising or a business combination, based on an assessment of the experience and skill sets of new directors and officers and the management of target businesses. We cannot assure you that our assessment of these individuals will prove to be correct. This could have a negative impact on our company and our stock price.  Such an impact could result in the loss of an investors’ or stockholders’ entire investment.

Our directors and sole officer allocate time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs which increases the likelihood we will not be successful or that we will not be able to respond timely to business opportunities resulting in the company not being successful.

Our directors and sole officer do not work full time for Piranha and may have outside business interest that directly conflict with those of Piranha.  This could have a negative impact on our ability to consummate money raising or a business combination. Our directors and sole officer are not required to, and do not, commit their full time to our affairs, thereby causing conflicts of interest in allocating his time between our operations and the operations of other businesses. We do not intend to have any full-time employees prior to the consummation of a business combination. Our directors and sole officer are engaged in other business endeavors and are not obligated to contribute any specific number of hours per day or per week to our affairs. This situation limits our current directors’ and sole officer’s ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.  If we are unable to consummate a business combination, we will be forced to shut down our operations resulting in the loss of a stockholder’s investment.

There is a lack of meaningful public market for our securities and investors or stockholders should look to an investment in us as a long-term, illiquid investment which they may not be able to resell.

Although our common stock may be available for trading on the Pink Sheets, at present no active market exists and no broker/dealers are actively making a market in our common stock. Therefore, there is no assurance that a regular trading market will develop and if developed, that it will be sustained. A purchaser of stock may, therefore, be unable to resell our common stock should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our common stock as pledged collateral for loans.  Investors should therefore look at our stock as an illiquid, long-term investment that they may never be able to resell.

Our acquisitions of businesses may be extremely risky and we could lose all or part of our investments and it is unlikely we would be able to survive following a loss of our investment or a merger with such a company.

Companies we merge with or acquire will generally be less established or still trying to obtain profitability.  An investment in these companies may be extremely risky because, among other things, the companies we are likely to focus on:

-typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

-tend to be privately-owned and generally have little publicly available information and, as a result, we may not learn all of the material information we need to know regarding these businesses;

-are more likely to depend on the management talents and efforts of a small group of people; and, as a result, the death, disability, resignation or termination of one or more of these people could have an adverse impact on the operations of any business that we may acquire;

-may have less predicable operating results;

-may from time to time be parties to litigation;

-may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; and

-may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

With these risks, it is likely such a company would not be successful, which would result in us having to close operations since we would be dependent on the success of such a company.

A relatively small number of stockholders and managers have significant influence over us and other stockholders will not be able to have a voice in the direction of the company and stockholders may disagree with the decisions of management.

A small number of our stockholders and management acting together would be able to exert significant influence over us through their ability to influence the election of directors and all other matters that require action by our stockholders. The voting power of these individuals could have the effect of preventing or delaying a change in control of our company which they oppose even if our other stockholders believe it is in their best interests. In addition, our executive officer has the ability to influence our day-to-day operations. These factors could negatively affect our company and our stock price as other investors may be unwilling to invest in a company with such a consolidation of control.  Additionally, if stockholders dislike the decisions of management, it will be difficult for stockholders to get rid of current management.

There is a significant likelihood of dilution of our existing stockholders which could result in the loss on any investment by existing stockholders.

It is likely that the anticipated value of the business and/or assets that we acquire relative to the current value of our securities will result in the issuance of a relatively large number of shares and, as a result, substantial additional dilution to the percentage ownership of our current stockholders.  If such dilution were to occur, the price of our stock would be negatively impacted resulting in possible losses for existing stockholders.

Item 2. Properties

The Company owns no properties and utilizes space on a rent-free basis in the office of its president, Robert Ipson.  This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given.  The Company has no agreements with respect to the maintenance or future acquisition of the office facilities, however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.

The Company is not actively engaged in conducting any business.  Rather, the Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company.  Therefore, the Company does not presently intend to invest in real estate or real estate securities, nor has it formulated any investment policies regarding investments in real estate, real estate mortgages, or securities of or interests in persons engaged in real estate activities.

Item 3. Legal Proceedings

None.

Item 4.  Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Piranha’s Common Stock is quoted on the “Pink Sheets” under the symbol “PNHV” but has traded sporadically with no significant volume.  The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2009, 2008, and 2007. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Year Ended 2009
	High	Low
Quarter ended December 31	$0.07	$0.01
Quarter ended September 30	$0.015	$0.01
Quarter ended June 30	$0.02	$0.01
Quarter ended March 31	$0.02	$0.01

	Year Ended 2008		Year Ended 2007
	High	Low	High	Low

Quarter ended December 31	$0.015	$0.01	$0.015	$0.01
Quarter ended September 30	0.015	0.01	0.015	0.01
Quarter ended June 30	0.015	0.01	0.011	0.01
Quarter ended March 31	0.011	0.01	0.011	0.01

At March 18, 2010, the bid and asked price for Piranha's Common Stock was $0.05 and $0.07 respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.  Since its inception, Piranha has not paid any dividends on its Common Stock, and Piranha does not anticipate that it will pay dividends in the foreseeable future. At March 2, 2010, Piranha had approximately 24 stockholders of record.  As of March 2, 2010, Piranha had 13,611,151 shares of its Common Stock issued and outstanding.

Recent Sales of Unregistered Securities

During the last two years Piranha sold shares of its common stock and preferred stock as follows:

Preferred Stock

In 2007, Piranha sold 100,000 shares of its 1997 Series Preferred Stock which carries a voting preference of allowing the holder to have 50 votes for every one share of Preferred Stock held.  The shares were sold to one person under section 4(2) of the Securities Act at a purchase price of $5,000.  The purchaser is currently a director of the Company.  The shares of Preferred Stock were converted into shares of Common Stock in December 2009.  There are currently no shares of Preferred Stock issued and outstanding.

Common Stock

In 2009, Piranha sold 3,888,885 shares to seven accredited investors.  The aggregate purchase price was $17,500.  The sale was pursuant to 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.  In December 2009, Piranha issued 5,500,733 shares of common stock for conversion of a promissory note in the amount of $24,753 and issued 1,246,533 shares of common stock for the conversion of a promissory note in the amount of $5,610.  The 1,246,533 shares were issued to Curtis Olsen a director of Piranha and the 5,500,733 were issued to a corporation controlled by a former director and officer.  The shares were issued pursuant to 4(2) of the Securities Act.

Holders – At March 15, 2010, the Company had approximately 24 shareholders of record and beneficial owners based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

Summary of Financial Information

We have not had any revenues in the last two fiscal years.  Our net loss for December 31, 2009, was $18,141 and our net loss for the year ended December 31, 2008 was $10,852.  At December 31, 2009, we had cash and cash equivalents of $7,542 and working capital of approximately $6,127, as opposed to a negative working capital of $23,595 at December 31, 2008.

The following table shows selected summarized financial data for Piranha at the dates and for the periods indicated.  The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Revenues	$ -	$ -
Cost of Revenues	-	-
General and Administrative Expenses	16,156	9,220
Net Income (Loss)	(18,141)	(10,852)
Basic Income (Loss) per Share	(0.01)	(0.00)
Diluted Income (Loss) per Share	(0.01)	(0.00)
Basic Weighted Average Number of Shares Outstanding	3,570,349	3,200,000
Diluted Weighted Average Number of Shares Outstanding	3,570,349	3,200,000
BALANCE SHEET DATA:
	December 31, 2009	December 31, 2008
Total Current Assets	$ 7,542	$ 3,282
Total Assets	7,542	3,282
Total Current Liabilities	1,415	26,877
Working Capital	6,127	(23,595)
Stockholders’ Equity (Deficit)	6,127	(23,595)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis or Plan of Operation

Certain statements in this Report constitute “forward-looking statements.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words “believe,” “expect,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  Piranha believes there have been no significant changes during the year ended December 31, 2009.

Piranha’s accounting policies are more fully described in Note 1 of the audited financial statements.  As discussed in Note 1, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual differences could differ from these estimates under different assumptions or conditions.  Piranha believes that the following addresses Piranha’s most critical accounting policies.

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

We account for income taxes in accordance with FASC 740-20, “Accounting for Income Taxes”.   Under FASC 740-20, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

PLAN OF OPERATION.

Piranha is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to Piranha.  Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.  Piranha’s management does not expect to remain involved as management of any acquired business.

As Piranha possesses limited funds, Piranha will be extremely limited in its attempts to locate potential business situations for investigation.  Piranha has commenced the process of investigating possible merger and acquisition candidates, and believes that Piranha’s status as a publicly-held corporation will enhance its ability to locate such potential business ventures.  No assurance can be given as to when Piranha may locate suitable business opportunities and such opportunities may be difficult to locate; however, Piranha intends to actively search for potential business ventures for the foreseeable future.

Business opportunities, if any arise, are expected to become available to Piranha principally from the personal contacts of our officer and directors.  While it is not expected that Piranha will engage professional firms specializing in business acquisitions or reorganizations, such firms may be retained if funds become available in the future, and if deemed advisable.  Opportunities may thus become available from professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and other sources of unsolicited proposals.  Piranha is unable to predict at this time the cost of locating a suitable business opportunity.

The analysis of business opportunities will be undertaken by or under the supervision of Piranha’s management.  Current management does not have significant experience in evaluating potential mergers or acquisitions.  Among the factors which management will consider in analyzing potential business opportunities are the available technical, financial and managerial resources; working capital and financial requirements; the history of operation, if any; future prospects; the nature of present and anticipated competition; potential for further research, developments or exploration; growth and expansion potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

It is not possible at present to predict the exact manner in which Piranha may participate in a business opportunity.  Specific business opportunities will be reviewed and, based upon such review, the appropriate legal structure or method of participation will be decided upon by management.  Such structures and methods may include, without limitation, leases, purchase and sale agreements, licenses, joint ventures; and may involve merger, consolidation or reorganization.  Piranha may act directly or indirectly through an interest in a partnership, corporation or reorganization.  However, it is most likely that any acquisition of a business venture Piranha would make would be by conducting a reorganization involving the issuance of Piranha’s restricted securities.  Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and Piranha and such other entity combine assets in the new entity.  A reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that Piranha would be the surviving entity.  Any such reorganization could result in loss of control of a majority of the shares.  Piranha’s present directors may be required to resign in connection with a reorganization.  Substantial dilution of percentage equity ownership may result to the stockholders.

Piranha may choose to enter into a venture involving the acquisition of or merger with a company which does not need substantial additional capital but desires to establish a public trading market of its securities.  Such a company may desire to consolidate its operations with Piranha through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering.  (Such consequences might include expense, time delays or loss of voting control.)  In the event of such a merger, Piranha may be required to issue significant additional shares, and it may be anticipated that control over Piranha’s affairs may be transferred to others.

As part of their investigation of acquisition possibilities, Piranha’s management may meet with executive officers of the business and its personnel; inspect its facilities; obtain independent analysis or verification of the information provided, and conduct other reasonable measures, to the extent permitted by Piranha’s limited resources and management’s limited expertise.  Generally, Piranha intends to analyze and make a determination based upon all available information without reliance upon any single factor as controlling.

In all likelihood, Piranha’s management will be inexperienced in the areas in which potential businesses will be investigated and in which Piranha may make an acquisition or investment.  Thus, it may become necessary for Piranha to retain consultants or outside professional firms to assist management in evaluating potential investments, and to hire managers or outside professional firms to assist management in evaluating potential investments, and to hire managers to run or oversee the operations of its acquisitions of investments.  Piranha can give no assurance that we will be able to find suitable consultants or managers.  Piranha has no policy regarding the use of consultants, however, if management, in its discretion, determines that it is in the best interests of Piranha, management may seek consultants to review potential merger or acquisitions candidates.  There are currently no contracts or agreements between any consultant and any companies.

It may be anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention, and substantial costs for accountants, attorneys and others.  Should a decision thereafter be made not to participate in a specific business opportunity, it is likely that costs already expended would not be recoverable.  It is likely, in the event a transaction should eventually fail to be consummated, for any reason, that the costs incurred by Piranha would not be recoverable.  Piranha’s officer and director are entitled to reimbursement for all expenses incurred in their investigation of possible business ventures on behalf of Piranha, and no assurance can be given that if Piranha has available funds they will not be depleted by such expenses.

Based on current economic and regulatory conditions, management believes that it is possible, for a company like Piranha, without many assets or many liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of “going public.”  However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Piranha.

Management of Piranha believes the best chance to obtain value for the stockholders is to seek a merger or acquisition with an existing business. At this time, management has been unable to locate any potential mergers or acquisitions.

Management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect.  There is no assurance that Piranha will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of Piranha, regardless of the completion of any transaction, will be profitable.

If and when Piranha locates a business opportunity, management of Piranha will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which Piranha would consummate such an acquisition.  Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for Piranha's stockholders due to the issuance of stock to acquire such an opportunity.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2009, Piranha had $7,542 in assets and liabilities of $1,415.  Piranha has only incidental ongoing expenses primarily associated with maintaining its corporate status and filings with the Securities and Exchange Commission.  Current management has indicated a willingness to help support Piranha’s ongoing expenses through the purchase of securities of Piranha or through loans.  At this time, it is anticipated Piranha will have to continue to rely on current management or major stockholders to support ongoing operations and expenses.  Currently, management believes expenses for the next twelve months will be around $7,500 and will primarily be for auditing, accounting and legal expenses.  Since the audit for 2009 has already been completed, Piranha believes the remainder of the year’s expenses will not be as significant with its annual audit the largest expense.  Management intends to provide loans or purchase equity to cover the cost for the foreseeable future.  However, management and current stockholders have limited funds and will not be able to provide support indefinitely.  Although management believes it has funds to pay ongoing expenses for at least the next twelve months, if Piranha is not able to find a potential business, Piranha would have to look to outside sources of capital.  Additionally, it is possible that any business that is acquired would need additional capital which could lead to dilution to current investors.

RESULTS OF OPERATIONS

For the year ended December 31, 2009, Piranha had no revenues with expenses of $18,141 primarily related to maintaining Piranha’s corporate status, accounting and legal fees resulting in a net loss of $18,141.  For the year ended December 31, 2008, Piranha had a net loss of $10,852 with no revenue and expenses of $10,852.  Management anticipates only nominal continuing expenses.  Management does anticipate expenses to increase in the future as we become subject to the reporting requirements of the SEC.  Additionally, if a business is commenced or acquired, expenses would increase.

Piranha has not generated revenue during the past three years. It is unlikely that any revenue will be generated until Piranha locates a business opportunity with which to acquire or merge.  Management of Piranha will be investigating various business opportunities.  These efforts may cost Piranha not only out of pocket expenses for its management but also expenses associated with legal and accounting costs.  There can be no guarantee that Piranha will receive any benefits from the efforts of management to locate business opportunities.  Piranha’s financial statements contain a going concern opinion on Piranha’s ability to continue in business.

Management does not anticipate employing any employees in the future until a merger or acquisition can be accomplished.  Management will continue to rely on outside consultants to assist in its corporate filing requirements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 8. Financial Statements and Supplementary Data

The Company’s financial statements are presented immediately following the signature page to this Form 10-K.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its principal independent accountants with respect to accounting practices or procedures or financial disclosure.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, which consists of one person and with the assistance of an outside CPA firm, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  This evaluation was made in light of the fact the Company has no operations or revenue and limited cash on hand.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, which consists of one officer, with the participation of the outside CPA firm, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, consisting of our sole officer, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.  However, management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes the use of an outside CPA firm, in addition to our auditors, helps mitigate this potential weakness.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth information with respect to the officers and directors of Piranha. Piranha’s directors serve for a term of one year and thereafter until their successors have been duly elected by the stockholders and qualified.  Piranha’s officers serve for a term of one year and thereafter until their successors have been duly elected by the Board of Directors and qualified.

Name	Age	Position	Director or Officer Since
Robert K. Ipson	70	Director, President, Principal Accounting Officer	2009
Curtis Olsen	39	Director	2009

Robert K. Ipson:  Mr. Ipson, age 70, was the president of MSJ and Associates from 1970 until his retirement in 2005.  Since 2005, Mr. Ipson has been engaged in private consulting for companies but has not been associated with any other companies as an officer, director or employee.  All consulting has been as an individual.  MSJ was the operator of Bonneville Raceway in Salt Lake City, Utah from 1972 until 1986.  From 1986 until 2005, MSJ managed its other investments.  Mr. Ipson has also been an officer and director of several public companies.  Currently Mr. Ipson is not involved with any other public companies except Piranha.

Curtis Olsen:  Mr. Olsen, age 39, has been involved in the finance industry for the past 16 years.  He has owned his own companies and worked for large regional & national banks.  He has held positions as account executive, sales manager where his most recent position was Vice President of a US Bank Consumer Finance Division.  Since January 2005, Mr. Olsen has been involved with private consulting to individuals and corporations with his own practice in Logan Utah.  Mr. Olsen operates his business as a sole proprietorship which is not incorporated.  He has not worked for any other parties, other than as a consultant for in excess of five years.  His business acumen enables him to make the new contacts necessary to negotiate deals and find suppliers offering terms favorable to Piranha's business objectives.

Neither Mr. Ipson or Mr. Olsen have filed for bankruptcy, been convicted in a criminal proceeding or been the subject of any order, judgment, or decree permanently, temporarily, or otherwise limiting activities (1) in connection with the sale or purchase of any security or commodity, or in connection with any violation of Federal or State securities laws or Federal commodities laws, (2) engaging in any type of business practice, or (3) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of an investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity.

Family Relationships

None of the officers or directors have any family relationship to each other.

Except as indicated below, to the knowledge of management, during the past five years, no present or former director, or executive officer of the Company:

(1)

filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)

acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

          (ii)

engaging in any type of business practice; or

(iii)

engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)

was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5)

was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6)

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance With Section 16(A) Of The Exchange Act

The Company is not aware of any late reports filed by officers, directors and ten percent shareholders.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Piranha’s chief executive officer and each of the other executive officers that were serving as executive officers at December 31, 2009 (collectively referred to as the "Named Executives").  No other executive officer serving during 2009 received compensation greater than $100,000.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert Ipson	2009	--	--	--	--	--	--	--	--
CEO
Kip Eardley	2008	--	--	--	--	--	--	--	--
CEO	2007	--	--	--	--	--	--	--	--

Mr. Ipson has not taken a salary and does not plan on taking a salary.

Outstanding Equity Awards At Fiscal Year-End

We had no outstanding equity awards at fiscal year end.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2009, there were no stock option or SAR Grants.

Stock Option Exercise

In fiscal 2009, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2009 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore. We did not compensate our director for service on the Board of Directors during fiscal 2009.

No other compensation arrangements exist between Piranha and our officers and directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Piranha does not have any employment contracts with our executive officer.  No other compensatory plan or arrangements exist between Piranha and our executive officer that results or will result from the resignation, retirement or any other termination of such executive officer’s employment with Piranha or from a change-in-control of Piranha.

Report on Repricing of Options/SARs

During fiscal 2009, we did not adjust or amend the exercise price of stock options or SARs previously awarded to any executive officer.

Report on Executive Compensation

The Board of Directors determines the compensation of Piranha’s executive officer and president and sets policies for and reviews with the chief executive officer and president the compensation awarded to the other principal executives, if any. The compensation policies utilized by the Board of Directors are intended to enable Piranha to attract, retain and motivate executive officers to meet our goals using appropriate combinations of base salary and incentive compensation in the form of stock options. Generally, compensation decisions are based on contractual commitments, if any, as well as corporate performance, the level of individual responsibility of the particular executive and individual performance. During the fiscal year ended 2009, Piranha's chief executive officer was Robert Ipson who succeeded Kip Eardley who left in December 2009.  Neither Mr. Eardley nor Mr. Ipson received compensation.  There were no other executive officers for Piranha during the fiscal year 2009 except Mr. Eardley or Mr. Ipson.  At this time, the Board of Directors has determined no compensation is warranted to the officers and directors until such time as a merger is completed or business operation is established.  At such time, executive compensation on an ongoing basis will be reviewed.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors and executive officers serving in any capacity for our Company, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Board of Directors Interlocks and Insider Participation in Compensation Decisions

No such interlocks existed or such decisions were made during fiscal year 2009.

Option Plans

Piranha has no option plans and no outstanding options.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of March 2, 2010, with respect to the beneficial ownership of Piranha’s Common Stock by each director of Piranha and each person known by Piranha to be the beneficial owner of more than 5% of Piranha’s outstanding shares of Common Stock.  At March 2, 2010, there were 13,611,151 shares of common stock outstanding.  For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock, which such person has the right to acquire within 60 days after the date hereof. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

Title of Class	Name of Beneficial Owner	Number of Shares Owned	Percent of Class
	Principal Stockholders
Common	Curtis Olsen	2,246,533	16.51%
Common	Capital Builders P.O. Box 901658 Sandy, Utah 84090	5,500,733	40.41%
	Director(s) and Officers:
Common	Robert Ipson(1)	555,555	4.08%
Common	Curtis Olsen	--------See Above----------
Common	All Officers and Director as a Group (two persons)	2,802,088	20.59%

_________________

(1)

Robert Ipson is married to Linda L. Ipson.  The shares are owned by his wife Linda L. Ipson.

Control by Existing Stockholders

Current management along with major stockholders have a majority of the issued and outstanding shares of our common stock.  As a result, the persons currently in control of Piranha will most likely continue to be in a position to elect at least a majority of the Board of Directors of Piranha, to dissolve, merge or sell the assets of Piranha, and generally, to direct the affairs of Piranha.

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	NA	NA	NA

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with management and others

We believe that all purchases from or transactions with affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties.

During 2007, 2008 and 2009, a corporation affiliated with Kip Eardley, an officer and director of Piranha at the time, and Curtis Olsen, a shareholder of Piranha at the time, paid certain outstanding obligations of Piranha, and paid such other expenses as were required to bring Piranha current in its filings with the State of Nevada and to bring its accounting records current. Those amounts totaled $16,000 during 2006, $1,039 during 2007, $8,206 during 2008 and $1,500 during 2009, for a total of $26,745. On December 31, 2007, Piranha entered into a demand note payable with the corporation in the amount of $17,039 bearing interest at the rate of 7% per annum. At the same time, Piranha’s board of directors approved a line-of-credit obligation with the corporation allowing Piranha to borrow an additional $12,961 (for a total of $30,000), under the same terms and conditions. On April 30, 2008, Piranha entered into a demand note with its shareholder in the amount of $5,000 bearing interest at the rate of 7% per annum. On December 1, 2008, Piranha borrowed $3,206 through its line-of-credit. On July 9, 2009, Piranha borrowed an additional $1,500 through its line-of-credit. Accrued interest as of September 30, 2009 was $3,095. Total notes payable with accrued interest as of September 30, 2009 was $29,840.

In December 2009, Piranha converted $30,363 of notes into 6,747,266 shares of its common stock.  The notes were owed Curtis Olsen a Director and to Capital Builders which is owned by Kip Eardley a former officer and director.  The notes were converted at the rate of $0.0045 in principal and interest for every share of common stock.  Capital Builders was owed $24,753 and Mr. Olsen was owed $5,610.

In December 2009, Curtis Olsen, a director converted 100,000 shares of preferred stock of Piranha into 1,000,000 shares of common stock.

Except as set forth above, there were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Except as set forth above, there were no material transactions, or series of similar transactions, during our Company’s last five fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

We do not consider either of our directors to be independent given Mr. Ipson’s role as an officer of the Company and shareholder and Mr. Olsen’s shareholder status.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

There have been no transactions between the Company and promoters during the last fiscal year.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are:     $9,000 for 2009 and $5,000 for 2008.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:     $0 for 2009 and $0 for 2008.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning:     $0 for 2009 and $0 for 2008.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees:     $0 for 2009 and $0 for 2008.

(5) The Company does not have an audit committee

(6) Not Applicable

ITEM 15. Exhibits, Financial Statements, Schedules

Financial Statements – the following financial statements are included in this report:

The following financial statements, notes thereto, and the related independent registered public accounting firm’s report contained on page F-2 to our financial statements are herein incorporated:

December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

Balance Sheets – As of December 31, 2009 and December 31, 2008
Statements of Operations – For the Years ended December 31, 2009 and 2008

Statements of Changes in Stockholders' Equity (Deficit) – For the Years ended December 31, 2009 and 2008

Statements of Cash Flows – For the Years ended December 31, 2009 and 2008

Notes to Financial Statements – For the Years ended December 31, 2009 and 2008

Financial Statement Schedules – There are no financial statement schedules are included as part of this report

Exhibits – The following exhibits are included as part of this report:

Exhibit	Reference
Number	Number	Title of Document	Location

3.01	3	Articles of Incorporation	Incorporated by reference*

3.04	3	Bylaws	Incorporated by reference*

4.01	4	Specimen Stock Certificate	Incorporated by reference*

31.01	31	CEO certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	This Filing

31.02	31	CFO certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	This Filing

32.01	32	CEO Certification pursuant to Section 906	This Filing

32.02	32	CFO Certification pursuant to Section 906	This Filing

*  Incorporated by reference from the Company's registration statement on Form 10 filed with the Commission, SEC file no. 000-21909.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned, thereunto duly authorized.

Piranha Ventures, Inc.

By: /s/ Robert Ipson

     Robert Ipson, CEO, Principal Executive and

     Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

Signature

Title

Date

/s/ Robert Ipson

Director, CEO, Principal Accounting Officer

March 30, 2010

Robert Ipson

/s/ Curtis Olsen

Director

March 30, 2010

Curtis Olsen

Piranha Ventures, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Piranha Ventures, Inc.

We have audited the accompanying balance sheets of Piranha Ventures, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Piranha Ventures, Inc. as of December 31, 2009 and 2008, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and has not generated revenues from its planned principal operations.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

March 8, 2010

Piranha Ventures, Inc.
Balance Sheets

	December 31,	December 31,
	2009	2008

ASSETS
CURRENT ASSETS
Cash	$7,542	$3,282

TOTAL CURRENT ASSETS	7,542	3,282

TOTAL ASSETS	$7,542	$3,282

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,415	$26,877

TOTAL CURRENT LIABILITIES	1,415	26,877

TOTAL LIABILITIES	1,415	26,877

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock
$.001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	100
Common stock
$.001 par value; 90,000,000 shares authorized,
13,611,151 and 3,200,000 shares issued and outstanding, respectively	13,611	3,200
Paid-in capital	5,950,252	5,912,700
Retained deficit	(5,957,736)	(5,939,595)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	6,127	(23,595)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,542	$(3,282)

The accompanying notes are an integral part of these financial statements.

Piranha Ventures, Inc.

Statements of Operations

	For the Years Ended
	December 31,
	2009	2008

Income	$-	$-

Expenses
General and administrative expenses	16,156	9,220
Total Expenses	16,156	9,220

Other Income and Expenses
Interest expense	1,985	1,632
Total Other Income and Expenses	1,985	1,632

Loss before taxes	(18,141)	(10,852)

Provision for income taxes	-	-

Net Loss	$(18,141)	$(10,852)

Loss Per Common Share:
Basic and diluted net (loss) per weighted
average common share outstanding	$(0.01)	$(0.00)

Weighted average number of common
shares outstanding	3,570,349	3,200,000

The accompanying notes are an integral part of these financial statements.

Piranha Ventures, Inc.
Statement of Changes in Stockholders' Equity (Deficit)

							Total
							Shareholders'
	Preferred Stock		Common Stock		Paid-in	Retained	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, December 31, 2007	100,000	100	3,200,000	3,200	5,912,700	(5,928,743)	(12,743)
Net loss for the year	-	-	-	-	-	(10,852)	(10,852)

Balance, December 31, 2008	100,000	100	3,200,000	3,200	5,912,700	(5,939,595)	(23,595)
Common stock returned to treasury per voting trust terms, June 2009	-	-	(1,225,000)	(1,225)	1,225	-	-
Common stock issued for cash, September 2009	-	-	3,888,885	3,889	13,611	-	17,500
Common stock issued to retire debt, December 2009	-	-	6,747,266	6,747	23,616	-	30,363
Preferred stock converted to common stock, December 2009	(100,000)	(100)	1,000,000	1,000	(900)	-	-
Net loss for the year	-	-	-	-	-	(18,141)	(18,141)

Balance, December 31, 2009	-	$-	13,611,151	$13,611	$5,950,252	$(5,957,736)	$6,127

Piranha Ventures, Inc.
Statements of Cash flows

	For the Years Ended
	December 31,
	2009	2008
OPERATING ACTIVITIES
Net loss from operations	$(18,141)	$(10,852)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	1,415	-
Increase in accrued interest - related parties	1,986	1,632

NET CASH USED IN OPERATING ACTIVITIES	(14,740)	(9,220)

FINANCING ACTIVITIES
Proceeds from related party notes	1,500	8,206
Issuance of common stock	17,500	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,000	8,206

NET INCREASE (DECREASE) IN CASH	4,260	(1,014)

CASH AT BEGINNING OF PERIOD	3,282	4,296

CASH AT END OF PERIOD	$7,542	$3,282

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt retired through issuance of common stock	$30,363	$-

The accompanying notes are an integral part of these financial statements.

Piranha Ventures, Inc.

Notes to Financial Statements

December 31, 2009

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Organization – Piranha Ventures, Inc. (the “Company” or “Piranha”) was incorporated under the laws of the State of Arizona on November 14, 1994. On November 22, 1996, the Company reincorporated under the laws of the State of Nevada and effected a forward split of its common stock on a basis of approximately 242 shares of the Nevada corporation for each share of the Arizona corporation. The Company ceased to actively pursue its business operations relating to the publishing of interactive media software in July, 1999.

On October 28, 2009, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada changing its name from Piranha Interactive Publishing, Inc. to Piranha Ventures, Inc. The Company also increased its authorized common shares from 20 million to 90 million and it increased its authorized preferred shares from 5 million to 10 million. The financial statements have been retroactively restated to reflect these changes.

Going Concern – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenue for several years and affiliates of an officer and director of the Company have provided capital to pay prior and current obligations. During 2007, the Company issued 100,000 shares of preferred stock for $5,000. During 2009, the Company issued 3,888,885 shares of its common stock for $17,500. The Company requires additional capital to continue its limited operations. Furthermore, the Company’s officers and directors serve in their capacities without compensation. The Company assumes that these arrangements and the availability of future capital sources to continue into the future, but no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in FASC 740-20, “Accounting for Income Taxes.”  Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company plans to recognize revenue when the following four conditions are present: (1) persuasive evidence of an agreement exists, (2) the price is fixed or determinable, (3) delivery has occurred or services are rendered, and (4) collection is reasonably assured.

Income (Loss) Per Common Share

Income (Loss) per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  The Company has no potentially dilutive securities, in 2009; in 2008 there were preferred shares outstanding, that were not considered due to the anti-dilutive effect.  Accordingly, basic and dilutive loss per common share are the same.

Piranha Ventures, Inc.

Notes to Financial Statements

December 31, 2009

Note 1: Basis of Presentation and Summary of Significant Accounting Policies - continued

Recently Issued Accounting Pronouncements

The Company has reviewed recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

Note 2: Income Taxes

At December 31, 2009 and 2008 the Company had available unused operating loss carry forwards of approximately $5,957,736 and $5,939,595, respectively, which may be applied against future taxable income and which expire in various years through 2029.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards. The net deferred tax assets are approximately $2,025,630 and $2,019,462 as of December 31, 2009 and 2008, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $6,168 during the year ended December 31, 2009.

Components of income tax are as follows:

Years Ended December 31,
	2009	2008
Current
Federal	$-	$-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax to income before provision for income taxes is as follows:

	Years Ended December 31,
	2009	2008
Income tax computed at
Federal statutory tax rate of 34%	$(6,168)	$(3,690)
Deferred taxes and other	6,168	3,690
State taxes (net of federal benefit)	-	-
	$-	$-

Piranha Ventures, Inc.

Notes to Financial Statements

December 31, 2009

Note 3: Capital Stock

Preferred Stock and Common Stock – The Company’s Board of Directors is expressly granted the authority to issue without stockholder action, the authorized shares of the Company’s preferred and common stock. The Board of Directors may issue shares and determine the powers, preferences, limitations, and relative rights of any class of shares before the issuance thereof.

Preferred Stock – On October 1, 2007, the Company issued 100,000 shares of the Series A Preferred Stock in consideration of $5,000 cash. The Series A Preferred Stock has the following preferences: a) each share is entitled to 50 votes on any matter voted upon by the common stockholders; b) in the event of any involuntary or voluntary liquidation shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders, whether from capital, surplus, or earnings, an amount equal to $0.05 per share; c) are subject to redemption by the Corporation at any time after issuance; d) each share shall have a redemption price of $0.05; e) are not redeemable at the option of the holder under any circumstance.

On December 31, 2009, the Company converted the 100,000 shares of Series A Preferred Stock into 1,000,000 shares of Common Stock.

Common Stock – On June 19, 2009, the Company cancelled 1,225,000 shares that were issued in 1997 pursuant to a Voting Trust Agreement dated November 13, 1996. The shares were issued to the stockholders contingent upon the Company achieving certain revenue, earnings or share price criteria within a five year period. If the criteria were not met the shares were to be returned to the Company’s authorized, but unissued shares. The Company failed to meet the criteria within the five year period. Inasmuch as the Company ceased operations in 1999, there was no active board of directors to instruct its former transfer agent to cancel the shares upon the 2001 anniversary date. In 2004, the former transfer agent destroyed all of the physical certificates that it held on behalf of the Company. Some of the certificates destroyed were those issued pursuant to the aforementioned Voting Trust. The current board of directors posted a bond with the Company’s current transfer agent to cover the destroyed certificates and then instructed the transfer agent to return the 1,225,000 shares to the authorized, but unissued shares of the Company.

On September 29, 2009, the Company offered and sold 3,888,885 shares of its common stock for $0.0045 per share to qualified purchasers through an offer and sale in compliance with exemptions from state and federal registration requirements.

On December 31, 2009, the Company converted its outstanding related party notes payable totaling $30,363 into 6,747,266 shares of Common Stock.

Note 4: Related Party Transactions

During 2006, 2007, 2008 and 2009, a corporation affiliated with an officer and director of the Company and a shareholder of the Company paid certain outstanding obligations of the Company, and paid such other expenses as were required to bring the Company current in its filings with the State of Nevada and to bring its accounting records current. Those amounts totaled $16,000 during 2006, $1,039 during 2007, $8,206 during 2008 and $1,500 during 2009, for a total of $26,745. On December 31, 2007, the Company entered into a demand note payable with the corporation in the amount of $17,039 bearing interest at the rate of 7% per annum. At the same time, the Company’s board of directors approved a line-of-credit obligation with the corporation allowing the Company to borrow an additional $12,961 (for a total of $30,000), under the same terms and conditions. On April 30, 2008, the Company entered into a demand note with its shareholder in the amount of $5,000 bearing interest at the rate of 7% per annum. On December 1, 2008, the Company borrowed $3,206 through its line-of-credit. On July 9, 2009, the Company borrowed an additional $1,500 through its line-of-credit. Accrued interest as of December 31, 2009 was $3,617. Total notes payable with accrued interest as of December 31, 2009 was $30,363. On December 31, 2009, the Company converted its outstanding related party notes payable totaling $30,363 into 6,747,266 shares of Common Stock.

Note 5: Subsequent Events

ASC 855-16-50-4 establishes accounting and disclosure requirements for subsequent events. ASC 855 details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. We adopted this statement effective June 15, 2009 and have evaluated all subsequent events through the date these financial statements were issued.