Form 10-Q
period 2010-03-31
PIRANHA VENTURES INC
filed 2010-05-13
CIK 1027235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

       .  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number: 000-21909

Piranha Ventures, Inc.

(Exact name of registrant as specified in its charter)

Nevada	86-0779928
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

34808 Staccato Street, Palm Desert, California	92211
(Address of principal executive offices)	(Zip Code)

760-345-0386

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X  .    No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant is not yet part of the Interactive Data reporting system.

           Yes       .   No       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer       .

Accelerated filer       .

Non-accelerated filer       .  (Do not check if a smaller reporting company)

Smaller reporting company   X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   X  .    No       .

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

13,611,151 shares of $0.001 par value common stock on April 23, 2010

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Piranha Ventures, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2010

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

Piranha Ventures, Inc.
Balance Sheets
	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,930	$7,542
TOTAL CURRENT ASSETS	5,930	7,542

TOTAL ASSETS	$5,930	$7,542

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,077	$1,415
Note payable –related party	5,000	-
TOTAL CURRENT LIABILITIES	9,077	1,415
TOTAL LIABILITIES	9,077	1,415

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock
$.001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock
$.001 par value; 90,000,000 shares authorized,
13,611,151 shares issued and outstanding, respectively	13,611	13,611
Paid-in capital	5,950,252	5,950,252
Retained deficit	(5,967,010)	(5,957,736)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(3,147)	6,127
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,930	$7,542
The accompanying notes are an integral part of these unaudited financial statements.

Piranha Ventures, Inc.

Statements of Operations

(Unaudited)
	For the Quarters Ended
	March 31,
	2010	2009

Income	$-	$-

Expenses
General and administrative expenses	9,274	-
Total Expenses	9,274	-
Other Income and Expenses
Interest expense	-	-
Total Other Income and Expenses	-	-
Loss before taxes	(9,274)	-

Provision for income taxes	-	-

Net Loss	$(9,274)	$-

Loss Per Common Share:
Basic and diluted net (loss) per weighted
average common share outstanding	$(0.00)	$(0.00)
Weighted average number of common
shares outstanding	13,611,151	3,200,000

The accompanying notes are an integral part of these unaudited financial statements.

Piranha Ventures, Inc.
Statements of Cash flows (Unaudited)
	For the Quarters Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES
Net loss from operations	$(9,274)	$-
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	2,662	-
NET CASH USED IN OPERATING ACTIVITIES	(6,612)	-
FINANCING ACTIVITIES
Proceeds from related party notes	5,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,000	-
NET INCREASE (DECREASE) IN CASH	(1,612)	-
CASH AT BEGINNING OF PERIOD	7,542	3,282
CASH AT END OF PERIOD	$5,930	$3,282

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The accompanying notes are an integral part of these unaudited financial statements.

Piranha Ventures, Inc.

Notes to Unaudited Financial Statements

March 31, 2010

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

Piranha Ventures, Inc.

Notes to Unaudited Financial Statements

March 31, 2010

Note 1: Basis of Presentation and Summary of Significant Accounting Policies – continued

Revenue Recognition

The Company plans to recognize revenue when the following four conditions are present: (1) persuasive evidence of an agreement exists, (2) the price is fixed or determinable, (3) delivery has occurred or services are rendered, and (4) collection is reasonably assured.

Income (Loss) Per Common Share

Income (Loss) per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  The Company has no potentially dilutive securities, in 2009 and 2010.  Accordingly, basic and dilutive loss per common share are the same.

Recently Issued Accounting Pronouncements

The Company has reviewed recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

Note 2: Income Taxes

Due to losses at March 31, 2010 and December 31, 2009, the Company had no income tax liability and thus no provision for taxes was recorded. At March 31, 2010 and December 31, 2009 the Company had available unused operating loss carry forwards of approximately $5,967,010 and $5,957,736, respectively, which may be applied against future taxable income and which expire in various years through 2029.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards. The net deferred tax assets are approximately $2,029,089 and $2,025,630 as of March 31, 2010 and December 31, 2009, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $6,168 during the year ended December 31, 2009.

Note 3: Capital Stock

Preferred Stock and Common Stock – The Company’s Board of Directors is expressly granted the authority to issue without stockholder action, the authorized shares of the Company’s preferred and common stock. The Board of Directors may issue shares and determine the powers, preferences, limitations, and relative rights of any class of shares before the issuance thereof.

Preferred Stock – On October 1, 2007, the Company issued 100,000 shares of the Series A Preferred Stock in consideration of $5,000 cash. The Series A Preferred Stock has the following preferences: a) each share is entitled to 50 votes on any matter voted upon by the common stockholders; b) in the event of any involuntary or voluntary liquidation shall be entitled to be paid out of the assets of the Corporation

Piranha Ventures, Inc.

Notes to Unaudited Financial Statements

March 31, 2010

Note 3: Capital Stock – continued

available for distribution to its stockholders, whether from capital, surplus, or earnings, an amount equal to $0.05 per share; c) are subject to redemption by the Corporation at any time after issuance; d) each share shall have a redemption price of $0.05; e) are not redeemable at the option of the holder under any circumstance, and (f) are convertible into shares of common stock at the rate of ten shares of common stock for every one share of Preferred Stock.

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

Note 4: Related Party Transactions

During 2006, 2007, 2008 and 2009, a corporation affiliated with an officer and director of the Company and a shareholder of the Company paid certain outstanding obligations of the Company, and paid such other expenses as were required to bring the Company current in its filings with the State of Nevada and to bring its accounting records current. Those amounts totaled $16,000 during 2006, $1,039 during 2007, $8,206 during 2008 and $1,500 during 2009, for a total of $26,745. On December 31, 2007, the Company entered into a demand note payable with the corporation in the amount of $17,039 bearing interest at the rate of 7% per annum. At the same time, the Company’s board of directors approved a line-of-credit obligation with the corporation allowing the Company to borrow an additional $12,961 (for a total of $30,000), under the same terms and conditions. On April 30, 2008, the Company entered into a demand note with its shareholder in the amount of $5,000 bearing interest at the rate of 7% per annum. On December 1, 2008, the Company borrowed $3,206 through its line-of-credit. On July 9, 2009, the Company borrowed an additional $1,500 through its line-of-credit. Accrued interest as of December 31, 2009 was $3,617. Total notes payable with accrued interest as of December 31, 2009 was $30,363. On December 31, 2009, the Company converted its outstanding related party notes payable totaling $30,363 into 6,747,266 shares of Common Stock. In the first quarter of 2010 a related party loaned the company $5,000.  The note is a demand note and does not bear interest.

Piranha Ventures, Inc.

Notes to Unaudited Financial Statements

March 31, 2010

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This periodic report contains certain forward-looking statements with respect to the Plan of Operations provided below, including information regarding the Company’s financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, and the plans and objectives of management. The statements made as part of the Plan of Operations that are not historical facts are hereby identified as "forward-looking statements."

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2010, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Piranha is not currently conducting any business except for looking for a potential business venture.  Therefore, it does not possess products or services, distribution methods, competitive business positions, or major customers.  Piranha does not possess any unexpired patents or trademarks and any and all of its licensing and royalty agreements from the inventions it sought to market in the past have since expired, and are not currently valid.  Piranha does not employ any employees.

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

Plan of Operations

Overview:

The Company has not received any revenue from operations in each of the last two fiscal years. The Company’s current operations have consisted of taking such action as management believes necessary to prepare to seek an acquisition or merger with an operating entity.

The financial statements contained in this interim report have been prepared assuming that the Company will continue as a going concern. The Company is not engaged in any revenue producing activities and has not established any source of revenue other than described herein. These factors raise substantial doubt that the Company will be able to continue as a going concern even though management believes that sufficient funding is available to meet its operating needs during the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of March 31, 2010, the Company has accounts payables and debts totaling $9,077 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, attempt to acquire any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors. Consequently, if and when a business opportunity is selected, such business opportunity may not be in an industry that is following general business trends.

The selection of a business opportunity in which to participate is complex and risky. Additionally, the Company has only limited resources and this fact may make it more difficult to find any such opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its stockholders. The Company will select any potential business opportunity based on management's business judgment. The Company may acquire or participate in a business opportunity based on the decision of management that potentially could act without the consent, vote, or approval of the Company's stockholders.

It is unlikely that any revenue will be generated until such time as the Company locates a business opportunity to acquire or with which it can merge. However, the Company is not restricting its search to those business opportunities that have profitable operations. Even though a business opportunity is acquired that has revenues or gross income, there is no assurance that profitable operations or net income will result therefrom. Consequently, even though the Company may be successful in acquiring a business opportunity, such acquisition does not assume that a profitable business opportunity is being acquired or that stockholders will benefit through an increase in the market price of the Company's common stock.

The acquisition of a business opportunity, no matter what form it may take, will almost assuredly result in substantial dilution for the Company's current stockholders. Inasmuch as the Company only has its equity securities (its common and preferred stock) as a source to provide consideration for the acquisition of a business opportunity, the Company's issuance of a substantial portion of its authorized common stock is the most likely method for the Company to consummate an acquisition. The issuance of any shares of the Company's common stock will dilute the ownership percentage that current stockholders have in the Company.

The Company does not intend to employ anyone in the future, unless its present business operations were to change.

At the present time, management does not believe it is necessary for the Company to have an administrative office and utilizes the mailing address of the Company's president for business correspondence. The Company intends to reimburse management for any out of pocket costs other than those associated with maintaining the post office box.

Liquidity and Capital Resources

As of March 31, 2010, the Company had a negative $3,147 in working capital with assets of $5,930 and liabilities of $9,077.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

Management anticipates that the Company will incur more costs including legal and accounting fees to locate and complete a merger or acquisition.  At the present time the Company does not have the assets to meet these financial requirements. Additionally, the Company does not have substantial assets to entice potential business opportunities to enter into transactions with the Company.

It is unlikely that any revenue will be generated until the Company locates a business opportunity that it may acquire or with which it may merge.  Management of the Company will be investigating various business opportunities.  These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting costs.  There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition.  Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's stockholders as it has only limited capital and no operations.

Results of Operations

For the three months ended March 31, 2010, the Company had a net loss of $9,274 compared to no loss for the three months ended March 31, 2009.  The Company anticipates losses to remain at the present level until a business opportunity is found. The Company had no revenue during the three months ended March 31, 2010. The Company does not anticipate any revenue until it locates a new business opportunity.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Forward-looking Statements

Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

Changes in Company-wide strategies, which may result in changes in the types or mix of businesses in which our Company is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede our Company’s access to, or increase the cost of, external financing for our operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

NA-Smaller Reporting Company

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2010.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

 None

ITEM 1A. Risk Factors

NA-Small Reporting Company

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2010.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  (Removed and Reserved)

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

a) Index of Exhibits:

Exhibit Table #

Title of Document

Location

3 (i)

Articles of Incorporation

Incorporated by reference*

3 (ii)

Bylaws

Incorporated by reference*

4

Specimen Stock Certificate

Incorporated by reference*

11

Computation of loss per share

Notes to financial statements

Rule 13a-14(a)/15d-14a(a) Certification – CEO & CFO

This filing

Section 1350 Certification – CEO & CFO

This filing

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC File No. 000-21909.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Piranha Ventures, Inc.

(Registrant)

Dated: May 5, 2010

By: /s/ Robert Ipson

     Robert Ipson

     Chief Executive Officer

     Chief Financial Officer

     Director

14