Form 10-Q
period 2010-06-30
PIRANHA VENTURES INC
filed 2010-08-16
CIK 1027235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X  .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

16,388,926 shares of $0.001 par value common stock on August 2, 2010

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Piranha Ventures, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2010

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

PIRANHA VENTURES, INC.
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)

CURRENT ASSETS
Cash in bank	$1,836	$7,542

Total Current Assets	1,836	7,542

TOTAL ASSETS	$1,836	$7,542

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$160	$1,415

Total Current Liabilities	160	1,415

STOCKHOLDERS' EQUITY
Preferred stock;
$.001 par value, 10,000,000 shares authorized;
no shares issued and outstanding	-	-

Common stock;
$.001 par value, 90,000,000 shares authorized;
16,388,926 and 13,611,151 shares issued and outstanding respectively	16,389	13,611
Capital in excess of par value	5,959,974	5,950,252
Retained deficit	(5,974,687)	(5,957,736)

Total Stockholders' Equity	1,676	6,127

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,836	$7,542

The accompanying notes are an integral part of these unaudited financial statements.

PIRANHA VENTURES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the	For the	For the	For the
	3 months	3 months	6 months	6 months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

INCOME	$-	$-	$-	$-

EXPENSES
General and administrative	7,677	2,485	16,951	2,485
Total expenses	7,677	2,485	16,951	2,485
OPERATING LOSS	(7,677)	(2,485)	(16,951)	(2,485)
OTHER INCOME AND EXPENSE
Interest expense	-	-	-	-
LOSS BEFORE INCOME TAXES	(7,677)	(2,485)	(16,951)	(2,485)
Provision for income taxes	-	-	-	-
NET LOSS	$(7,677)	$(2,485)	$(16,951)	$(2,485)
LOSS PER SHARE - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES	14,099,551	3,200,000	13,780,564	3,200,000

The accompanying notes are an integral part of these unaudited financial statements.

PIRANHA VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the	For the
	6 Months	6 Months
	June 30,	June 30,
	2010	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(16,951)	$(2,485)
Adjustments to reconcile net (loss) to net cash used
by operating activities
Changes in assets and liabilities
decrease in accounts payable	(1,255)	-

Net cash (used) by operating activities	(18,206)	(2,485)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes	5,000
Sale of common stock	7,500	-

Net Cash Provided By Financing Activities	12,500	-

NET INCREASE (DECREASE) IN CASH	(5,706)	(2,485)

CASH - BEGINNING OF PERIOD	7,542	3,282

CASH - END OF PERIOD	$1,836	$797

SUPPLEMENTAL INFORMATION
Interest paid during the period	$-	$-

Income taxes paid during the period	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of related party notes payable into common stock	$$5,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

 Piranha Ventures, Inc.

Notes to Unaudited Financial Statements

June 30, 2010

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

Going Concern – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenue for several years and affiliates of an officer and director of the Company have provided capital to pay prior and current obligations. During 2009, the Company issued 3,888,885 shares of its common stock for $17,500.  In the first quarter of 2010 a related party loaned the company $5,000.  On June 15, 2010, the Company converted the notes payable into 1,111,110 shares of Common Stock. During the second quarter of 2010, the Company issued 1,666,665 shares of its common stock for $7,500. The Company requires additional capital to continue its limited operations. Furthermore, the Company’s officers and directors serve in their capacities without compensation. The Company assumes that these arrangements and the availability of future capital sources will continue into the future, but no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

June 30, 2010

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

Recently Issued Accounting Pronouncements

The Company has reviewed recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

Note 2: Income Taxes

Due to losses at June 30, 2010 and December 31, 2009, the Company had no income tax liability and thus no provision for taxes was recorded. At June 30, 2010 and December 31, 2009 the Company had available unused operating loss carry forwards of approximately $5,974,687 and $5,957,736, respectively, which may be applied against future taxable income and which expire in various years through 2029.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards. The net deferred tax assets are approximately $2,031,953 and $2,025,630 as of June 30, 2010 and December 31, 2009, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $6,323 and $6,168 during the six months ended June 30, 2010 and the year ended December 31, 2009.

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

Piranha Ventures, Inc.

Notes to Unaudited Financial Statements

June 30, 2010

Note 3: Capital Stock – continued

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

On June 15, 2010, the Company converted its outstanding related party notes payable totaling $5,000 into 1,111,110 shares of Common Stock.

On June 15, 2010, the Company offered and sold 1,666,665 shares of its common stock for $0.0045 per share to qualified purchasers through an offer and sale in compliance with exemptions from state and federal registration requirements.

Note 4: Related Party Transactions

During 2006, 2007, 2008 and 2009, a corporation affiliated with an officer and director of the Company and a shareholder of the Company paid certain outstanding obligations of the Company, and paid such other expenses as were required to bring the Company current in its filings with the State of Nevada and to bring its accounting records current. Those amounts totaled $16,000 during 2006, $1,039 during 2007, $8,206 during 2008 and $1,500 during 2009, for a total of $26,745. On December 31, 2007, the Company entered into a demand note payable with the corporation in the amount of $17,039 bearing interest at the rate of 7% per annum. At the same time, the Company’s board of directors approved a line-of-credit obligation with the corporation allowing the Company to borrow an additional $12,961 (for a total of $30,000), under the same terms and conditions. On April 30, 2008, the Company entered into a demand note with its shareholder in the amount of $5,000 bearing interest at the rate of 7% per annum. On December 1, 2008, the Company borrowed $3,206 through its line-of-credit. On July 9, 2009, the Company borrowed an additional $1,500 through its line-of-credit. Accrued interest as of December 31, 2009 was $3,617. Total notes payable with accrued interest as of December 31, 2009 was $30,363. On December 31, 2009, the

Piranha Ventures, Inc.

Notes to Unaudited Financial Statements

June 30, 2010

Note 4: Related Party Transactions - continued

Company converted its outstanding related party notes payable totaling $30,363 into 6,747,266 shares of Common Stock. In the first quarter of 2010 a related party loaned the Company $5,000.  On June 15, 2010, the Company converted the notes payable into 1,111,110 shares of Common Stock.

Note 5: Subsequent Events

ASC 855-16-50-4 establishes accounting and disclosure requirements for subsequent events. ASC 855 details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in our financial statements and the required disclosures for such events. We adopted this statement effective June 15, 2009 and have evaluated all subsequent events through the date these financial statements were issued.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month period ended June 30, 2010, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Liquidity and Capital Resources

As of June 30, 2010, the Company had a $1,676 in working capital with assets of $1,836 and liabilities of $160.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

On June 15, 2010, the Company converted its outstanding related party notes payable totaling $5,000 into 1,111,110 shares of Common Stock.  On June 15, 2010, the Company offered and sold 1,666,665 shares of its common stock for $0.0045 per share to qualified purchasers through an offer and sale in compliance with exemptions from state and federal registration requirements.

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

Results of Operations

For the three months ended June 30, 2010, the Company had a net loss of $7,677 compared to $2,485 loss for the three months ended June 30, 2009.  For the six months ended June 30, 2010, the Company had a net loss of $16,951 compared to a loss of $2,485 for the same period in 2009.  The increased loss was the result of the Company now being subject to SEC reporting obligations.  The Company anticipates losses to remain at the present level until a business opportunity is found. The Company had no revenue during the three or six months ended June 30, 2010. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Item 4.  Controls and Procedures.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2010.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 1A. Risk Factors

NA-Small Reporting Company

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On June 15, 2010, the Company converted its outstanding related party notes payable totaling $5,000 into 1,111,110 shares of Common Stock.

On June 15, 2010, the Company offered and sold 1,666,665 shares of its common stock for $0.0045 per share to qualified purchasers through an offer and sale in compliance with exemptions from state and federal registration requirements.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Piranha Ventures, Inc.

(Registrant)

Dated: August 11, 2010

By: /s/ Robert Ipson

     Robert Ipson

     Chief Executive Officer

     Principal Accounting Officer

14