Form 10-Q
period 2010-09-30
PIRANHA VENTURES INC
filed 2010-10-28
CIK 1027235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

16,388,926 shares of $0.001 par value common stock on October 26, 2010

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Piranha Ventures, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2010

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

PIRANHA VENTURES, INC.

BALANCE SHEETS

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)

CURRENT ASSETS
Cash in bank	$1,673	$7,542

Total Current Assets	1,673	7,542

TOTAL ASSETS	$1,673	$7,542

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$1,415
Note payable - related party	2,500	-

Total Current Liabilities	2,500	1,415

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock;
$.001 par value, 10,000,000 shares authorized;
no shares issued and outstanding	-	-

Common stock;
$.001 par value, 90,000,000 shares authorized;
16,388,926 and 13,611,151 shares issued and outstanding respectively	16,389	13,611
Capital in excess of par value	5,959,974	5,950,252
Retained deficit	(5,977,190)	(5,957,736)

Total Stockholders' Equity (Deficit)	(827)	6,127

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)	$1,673	$7,542

The accompanying notes are an integral part of these unaudited financial statements.

PIRANHA VENTURES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the	For the	For the	For the
	3 months	3 months	9 months	9 months
	Ended	Ended	Ended	Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009

INCOME	$-	$-	$-	$-

EXPENSES
General and administrative	-	2,015	19,454	4,500
Total expenses	2,503	2,015	19,454	4,500

OPERATING LOSS	(2,503)	(2,015)	(19,454)	(4,500)

OTHER INCOME AND EXPENSE
Interest expense		-	-	-

LOSS BEFORE INCOME TAXES		(2,015)	(19,454)	(4,500)
Provision for income taxes		-	-	-

NET LOSS	$(2,503)	$(2,015)	$(19,454)	$(4,500)

LOSS PER SHARE - basic and diluted		0.00	0.00	0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES		2,059,541	14,656,365	2,875,054

The accompanying notes are an integral part of these unaudited financial statements.

PIRANHA VENTURES, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)

	For the	For the
	9 Months Ended	9 Months Ended
	Sept. 30,	Sept. 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(19,454)	$(4,500)
Adjustments to reconcile net (loss) to net cash used
by operating activities
Changes in assets and liabilities
decrease in accounts payable	(1,415)	-

Net cash (used) by operating activities	(20,869)	(4,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	7,500
Sale of common stock	7,500	16,500

Net Cash Provided By Financing Activities	15,000	16,500

NET INCREASE (DECREASE) IN CASH	(5,869)	12,000

CASH - BEGINNING OF PERIOD	7,542	3,282

CASH - END OF PERIOD	$1,673	$15,282

SUPPLEMENTAL INFORMATION
Interest paid during the period	$-	$-

Income taxes paid during the period	$-	$-

NON-CASH INVESTING AND FINANCING
Conversion of related party notes payable into common stock.	$5,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

  Piranha Ventures, Inc.

Notes to Unaudited Financial Statements

September 30, 2010

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

Going Concern – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenue for several years and affiliates of an officer and director of the Company have provided capital to pay prior and current obligations. During 2009, the Company issued 3,888,885 shares of its common stock for $17,500.  In the first quarter of 2010 a related party loaned the company $5,000.  On June 15, 2010, the Company converted the notes payable into 1,111,110 shares of Common Stock. During the second quarter of 2010, the Company issued 1,666,665 shares of its common stock for $7,500.  In the third quarter of 2010 a related party loaned the company $2,500. The Company requires additional capital to continue its limited operations. Furthermore, the Company’s officers and directors serve in their capacities without compensation. The Company assumes that these arrangements and the availability of future capital sources will continue into the future, but no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Notes to Unaudited Financial Statements

September 30, 2010

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

Note 2: Income Taxes

Due to losses at September 30, 2010 and December 31, 2009, the Company had no income tax liability and thus no provision for taxes was recorded. At September 30, 2010 and December 31, 2009 the Company had available unused operating loss carry forwards of approximately $5,977,190 and $5,957,736, respectively, which may be applied against future taxable income and which expire in various years through 2029.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards. The net deferred tax assets are approximately $2,032,886 and $2,025,630 as of September 30, 2010 and December 31, 2009, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $7,256 and $6,168 during the nine months ended September 30, 2010 and the year ended December 31, 2009.

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

On December 31, 2009, the Company converted the 100,000 shares of Series A Preferred Stock into 1,000,000 shares of Common Stock.

Piranha Ventures, Inc.

Notes to Unaudited Financial Statements

September 30, 2010

Note 3: Capital Stock – continued

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

Note 4: Related Party Transactions

During 2006, 2007, 2008 and 2009, a corporation affiliated with an officer and director of the Company and a shareholder of the Company paid certain outstanding obligations of the Company, and paid such other expenses as were required to bring the Company current in its filings with the State of Nevada and to bring its accounting records current. Those amounts totaled $16,000 during 2006, $1,039 during 2007, $8,206 during 2008 and $1,500 during 2009, for a total of $26,745. On December 31, 2007, the Company entered into a demand note payable with the corporation in the amount of $17,039 bearing interest at the rate of 7% per annum. At the same time, the Company’s board of directors approved a line-of-credit obligation with the corporation allowing the Company to borrow an additional $12,961 (for a total of $30,000), under the same terms and conditions. On April 30, 2008, the Company entered into a demand note with its shareholder in the amount of $5,000 bearing interest at the rate of 7% per annum. On December 1, 2008, the Company borrowed $3,206 through its line-of-credit. On July 9, 2009, the Company borrowed an additional $1,500 through its line-of-credit. Accrued interest as of December 31, 2009 was $3,617. Total notes payable with accrued interest as of December 31, 2009 was $30,363. On December 31, 2009, the Company converted its outstanding related party notes payable totaling $30,363 into 6,747,266 shares of Common Stock. In the first quarter of 2010 a related party loaned the Company $5,000.  On June 15, 2010, the Company converted the notes payable into 1,111,110 shares of Common Stock.   In the third quarter of 2010 a related party loaned the Company $2,500.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month period ended September 30, 2010, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Liquidity and Capital Resources

As of September 30, 2010, the Company had a negative working capital of $827 with assets of $1,673 and liabilities of $2,500.  The Company’s current financial position requires management to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. Although the Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs, it does not have any means to pay such expenses except through shareholder or management loans and the sale of its equity securities.  At this time, there is no commitment to fund the ongoing losses and expenses.

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

Results of Operations

For the three months ended September 30, 2010, the Company had a net loss of $2,503 compared to $2,015 loss for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, the Company had a net loss of $19,454 compared to a loss of $4,500 for the same period in 2009.  The increased loss was the result of the Company now being subject to SEC reporting obligations.  The Company anticipates losses to remain at the present level until a business opportunity is found. The Company had no revenue during the three or nine months ended September 30, 2010. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

NA-Smaller Reporting Company

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected, we believe our controls do provide reasonable assurances.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2010.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

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

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  (Removed and Reserved)

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

a) Index of Exhibits:

Exhibit Table #	Title of Document	Location

3 (i)	Articles of Incorporation	Incorporated by reference*

3 (ii)	Bylaws	Incorporated by reference*

4	Specimen Stock Certificate	Incorporated by reference*

11	Computation of loss per share	Notes to financial statements

31	Rule 13a-14(a)/15d-14a(a) Certification – CEO & CFO	This filing

32	Section 1350 Certification – CEO & CFO	This filing

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC File No. 000-21909.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Piranha Ventures, Inc.

(Registrant)

Dated: October 27, 2010

By: /s/ Robert Ipson

     Robert Ipson

     Chief Executive Officer

     Principal Financial Officer