Form 10-K
period 2010-12-31
PIRANHA VENTURES INC
filed 2011-03-31
CIK 1027235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

 X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-21909

Piranha Ventures, Inc.

(Name of registrant in its charter)

Nevada	86-0779928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9160 South 300 West, Sandy, Utah	84070
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (801) 706-9429

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system. Yes      . No      .

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The bid on March 21, 2011, was $0.05 giving the shares held by non-affiliates a market value of $406,805.

As of March 21, 2011, the Registrant had 17,500,036 shares of common stock issued and outstanding.

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

Item 1. Business

Organization and Corporate History

Piranha Ventures, Inc. (“Piranha” or the “Company”) was organized in Arizona on November 14, 1994 and on November 22, 1996, reincorporated in Nevada.  Currently, Piranha has no operations other than seeking to identify and acquire an operating entity after discontinuing its publishing of interactive multimedia software products.  Prior to discontinuing operations, Piranha completed an initial public offering in September 1997.  Since Piranha’s initial operations proved unsuccessful, management was changed and a new management team with experience in mergers and acquisitions has been installed.

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

Employees

Piranha does not have any employees.  Kip Eardley is Piranha’s sole officer.  Mr. Eardley is currently not receiving compensation for his services and Piranha does not plan on paying any compensation to Mr. Eardley.

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

Item 2. Properties

The Company owns no properties and utilizes space on a rent-free basis in the office of its president, Kip Eardley.  This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given.  The Company has no agreements with respect to the maintenance or future acquisition of the office facilities, however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.

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

Item 4.  (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Piranha’s Common Stock is quoted on the over the counter bulletin board under the symbol “PNHV” but has traded sporadically with no significant volume.  The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2010, 2009, and 2008. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Year Ended 2010
	High	Low
Quarter ended December 31	$ 0.06	$ 0.04
Quarter ended September 30	0.051	0.04
Quarter ended June 30	0.06	0.04
Quarter ended March 31	0.07	0.04

	Year Ended 2009		Year Ended 2008
	High	Low	High	Low

Quarter ended December 31	$0.07	$0.01	$0.015	$0.01
Quarter ended September 30	0.015	0.01	0.015	0.01
Quarter ended June 30	0.02	0.01	0.011	0.01
Quarter ended March 31	0.02	0.01	0.011	0.01

At March 21, 2011, the bid and asked price for Piranha's Common Stock was $0.05 and $0.06 respectively. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.  Since its inception, Piranha has not paid any dividends on its Common Stock, and Piranha does not anticipate that it will pay dividends in the foreseeable future. At March 21, 2010, Piranha had approximately 24 stockholders of record.  As of March 21, 2010, Piranha had 17,500,036 shares of its Common Stock issued and outstanding.

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

Common Stock

In 2009, Piranha sold 3,888,885 shares to seven accredited investors.  The aggregate purchase price was $17,500.  The sale was pursuant to 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.  In December 2009, Piranha issued 5,500,733 shares of common stock for conversion of a promissory note in the amount of $24,753 and issued 1,246,533 shares of common stock for the conversion of a promissory note in the amount of $5,610.  The 1,246,533 shares were issued to Curtis Olsen a former director of Piranha and the 5,500,733 shares were issued to a corporation controlled by Kip Eardley a director and officer and, at the time of issuance a former director and officer of the company.  The shares were issued pursuant to 4(2) of the Securities Act.

On June 15, 2010, the Company converted its outstanding related party notes payable totaling $5,000 into 1,111,110 shares of Common Stock.

On June 15, 2010, the Company offered and sold 1,666,665 shares of its common stock for $0.0045 per share to qualified purchasers through an offer and sale in compliance with exemptions from state and federal registration requirements.

On November 9, 2010, the Company converted its outstanding related party notes payable totaling $2,500 into 555,555 shares of Common Stock.

On December 30, 2010, the Company offered and sold 555,555 shares of its common stock for $0.0045 per share to qualified purchasers through an offer and sale in compliance with exemptions from state and federal registration requirements.

All conversions and stock sales in 2010 were to accredited investors and primarily to management.  All conversions and sales related to the issuance of common stock were pursuant to Section 4(2) of the Securities Act.

Holders – At March 21, 2011, the Company had approximately 24 shareholders of record and beneficial owners based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

Summary of Financial Information

We have not had any revenues in the last two fiscal years.  Our net loss for December 31, 2010, was $23,091 and our net loss for the year ended December 31, 2009 was $18,141.  At December 31, 2010, we had cash and cash equivalents of $536 and working capital of $536, as opposed to working capital of $6,127 at December 31, 2009.

The following table shows selected summarized financial data for Piranha at the dates and for the periods indicated.  The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

		For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Revenues		$-	$-
Cost of Revenues		-	-
General and Administrative Expenses		23,091	16,156
Net Income (Loss)		(23,901)	(18,141)
Basic Income (Loss) per Share		(0.00)	(0.01)
Diluted Income (Loss) per Share		(0.00)	(0.01)
Basic Weighted Average Number of Shares Outstanding		15,216,933	3,564,938
Diluted Weighted Average Number of Shares Outstanding		15,216,933	3,564,938
BALANCE SHEET DATA:
		December 31, 2010	December 31, 2009
Total Current Assets	$ $	536	$7,542
Total Assets		536	7,542
Total Current Liabilities		-	1,415
Working Capital		536	6,127
Stockholders’ Equity (Deficit)		536	6,127

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  Piranha believes there have been no significant changes during the year ended December 31, 2010.

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

In all likelihood, Piranha’s management will be inexperienced in the areas in which potential businesses will be investigated and in which Piranha may make an acquisition or investment.  Thus, it may become necessary for Piranha to retain consultants or outside professional firms to assist management in evaluating potential investments, and to hire managers or outside professional firms to assist management in evaluating potential investments, and to hire managers to run or oversee the operations of its acquisitions of investments.  Piranha can give no assurance that we will be able to find suitable consultants or managers.  Piranha has no policy regarding the use of consultants, however, if management, in its discretion, determines that it is in the best interests of Piranha, management may seek consultants to review potential merger or acquisition candidates.  There are currently no contracts or agreements between any consultant and any companies.

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

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2010, Piranha had $536 in assets and no liabilities.  Piranha has only incidental ongoing expenses primarily associated with maintaining its corporate status and filings with the Securities and Exchange Commission.  Current management has indicated a willingness to help support Piranha’s ongoing expenses through the purchase of securities of Piranha or through loans.  At this time, it is anticipated Piranha will have to continue to rely on current management or major stockholders to support ongoing operations and expenses.  Currently, management believes expenses for the next twelve months primarily will be for auditing, accounting and legal expenses.  Since the audit for 2010 has already been completed, Piranha believes the remainder of the year’s expenses will not be as significant with its annual audit the largest expense.  Management intends to provide loans or purchase equity to cover the cost for the foreseeable future.  However, management and current stockholders have limited funds and will not be able to provide support indefinitely.  Although management believes it has funds to pay ongoing expenses for at least the next twelve months, if Piranha is not able to find a potential business, Piranha would have to look to outside sources of capital.  Additionally, it is possible that any business that is acquired would need additional capital which could lead to dilution to current investors.

RESULTS OF OPERATIONS

For the year ended December 31, 2010, Piranha had no revenues with expenses of $23,091 primarily related to maintaining Piranha’s corporate status, accounting and legal fees resulting in a net loss of $23,091.  For the year ended December 31, 2009, Piranha had a net loss of $18,141 with no revenue and expenses of $18,141.  Management anticipates only nominal continuing expenses.  Management does anticipate expenses to increase in the future as we become subject to the reporting requirements of the SEC.  Additionally, if a business is commenced or acquired, expenses would increase.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, which consists of one person and with the assistance of an outside CPA, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  This evaluation was made in light of the fact the Company has no operations or revenue and limited cash on hand.

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

Our management, which consists of one officer, with the participation of the outside CPA, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, consisting of our sole officer, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.  However, management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes the use of an outside CPA helps mitigate this potential weakness.

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

Name	Age	Position	Director or Officer Since
Kip Eardley	51	Director, President, Principal Accounting Officer	2011

Kip Eardley, age 51, was appointed the CEO and director of the Company in March 2011.  Mr. Eardley is the president and sole shareholder of Capital Builders, Inc. which he formed in 1998.  Since the formation of Capital Builders in 1998, Mr. Eardley has worked for Capital Builders which serves as the corporate entity for Mr. Eardley’s business activities.  In addition to his activities in Capital Builders, Mr. Eardley has managed several public and private companies over his career which were primarily related to finance and real estate.  The activities of Capital Builders have largely focused on aiding corporations in corporate restructuring, debt resolution, assisting with audits and other business planning activities.   Through Capital Builders, Mr. Eardley has also bought and sold residential and commercial property and been the general contractor for the construction of residential homes. Mr. Eardley is an officer and director of American Eagle Group, Inc. which is a publicly traded company trading on the Pink Sheets.

Mr. Eardley has not filed for bankruptcy, been convicted in a criminal proceeding or been the subject of any order, judgment, or decree permanently, temporarily, or otherwise limiting activities (1) in connection with the sale or purchase of any security or commodity, or in connection with any violation of Federal or State securities laws or Federal commodities laws, (2) engaging in any type of business practice, or (3) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of an investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity.

Family Relationships

We have only one officer and director.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Piranha’s chief executive officer and each of the other executive officers that were serving as executive officers at December 31, 2010 (collectively referred to as the "Named Executives").  No other executive officer serving during 2010 received compensation greater than $100,000.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert Ipson	2010	--	--	--	--	--	--	--	--
CEO	2009
Kip Eardley	2008	--	--	--	--	--	--	--	--
CEO

Outstanding Equity Awards At Fiscal Year-End

We had no outstanding equity awards at fiscal year end.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2010, there were no stock option or SAR Grants.

Stock Option Exercise

In fiscal 2010, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2010 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore. We did not compensate our director for service on the Board of Directors during fiscal 2010.

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

Report on Repricing of Options/SARs

During fiscal 2010, we did not adjust or amend the exercise price of stock options or SARs previously awarded to any executive officer.

Report on Executive Compensation

The Board of Directors determines the compensation of Piranha’s executive officer and president and sets policies for and reviews with the chief executive officer and president the compensation awarded to the other principal executives, if any. The compensation policies utilized by the Board of Directors are intended to enable Piranha to attract, retain and motivate executive officers to meet our goals using appropriate combinations of base salary and incentive compensation in the form of stock options. Generally, compensation decisions are based on contractual commitments, if any, as well as corporate performance, the level of individual responsibility of the particular executive and individual performance. During the fiscal year ended 2010, Piranha's chief executive officer was Robert Ipson who succeeded Kip Eardley who left in December 2009.  In March 2011, Mr. Eardley again assumed the role of CEO of the Company.  Neither Mr. Eardley nor Mr. Ipson received compensation.  There were no other executive officers for Piranha during the fiscal year 2010 except Mr. Ipson.  At this time, the Board of Directors has determined no compensation is warranted to the officers and directors until such time as a merger is completed or business operation is established.  At such time, executive compensation on an ongoing basis will be reviewed.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors and executive officers serving in any capacity for our Company, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Board of Directors Interlocks and Insider Participation in Compensation Decisions

No such interlocks existed or such decisions were made during fiscal year 2010.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of March 21, 2011, with respect to the beneficial ownership of Piranha’s Common Stock by each director of Piranha and each person known by Piranha to be the beneficial owner of more than 5% of Piranha’s outstanding shares of Common Stock.  At March 21, 2011, there were 17,500,036 shares of common stock outstanding.  For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock, which such person has the right to acquire within 60 days after the date hereof. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

Title of Class	Name of Beneficial Owner	Number of Shares Owned	Percent of Class
	Principal Stockholders
Common	Jason Todd Ipson 235 S. Tower Dr., Unit 302 Beverly Hills, California 902111	1,111,110	6.35%
Common	Capital Builders, Inc. P.O. Box 901658 Sandy, Utah 84090	9,363,931	53.51%
	Director(s) and Officers:
Common	Kip Eardley(1)	9,363,931	53.51%

Common	All Officers and Director as a Group (one persons)	9,363,931	53.51%

_________________

(1)

Kip Eardley is the president and sole shareholder of Capital Builders, Inc.

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

During 2006, 2007, 2008 and 2009, a corporation affiliated with Kip Eardley, an officer and director of Piranha at the time, and Curtis Olsen, a shareholder of Piranha at the time, paid certain outstanding obligations of Piranha, and paid such other expenses as were required to bring Piranha current in its filings with the State of Nevada and to bring its accounting records current. Those amounts totaled $16,000 during 2006, $1,039 during 2007, $8,206 during 2008 and $1,500 during 2009, for a total of $26,745. On December 31, 2007, Piranha entered into a demand note payable with the corporation in the amount of $17,039 bearing interest at the rate of 7% per annum. At the same time, Piranha’s board of directors approved a line-of-credit obligation with the corporation allowing Piranha to borrow an additional $12,961 (for a total of $30,000), under the same terms and conditions. On April 30, 2008, Piranha entered into a demand note with its shareholder in the amount of $5,000 bearing interest at the rate of 7% per annum. On December 1, 2008, Piranha borrowed $3,206 through its line-of-credit. On July 9, 2009, Piranha borrowed an additional $1,500 through its line-of-credit. Accrued interest as of September 30, 2009 was $3,095.

In December 2009, Piranha converted $30,363 of notes into 6,747,266 shares of its common stock.  The notes were owed to Curtis Olsen a former director and to Capital Builders which is owned by Kip Eardley an officer and director.  The notes were converted at the rate of $0.0045 in principal and interest for every share of common stock.  Capital Builders was owed $24,753 and Mr. Olsen was owed $5,610.

In December 2009, Curtis Olsen, a former director converted 100,000 shares of preferred stock of Piranha into 1,000,000 shares of common stock.

On June 15, 2010, the Company converted its outstanding related party notes payable totaling $5,000 into 1,111,110 shares of Common Stock.

On June 15, 2010, the Company offered and sold 1,666,665 shares of its common stock for $0.0045 per share to qualified purchasers through an offer and sale in compliance with exemptions from state and federal registration requirements.  All purchasers were either members of management or related to management.

On November 9, 2010, the Company converted its outstanding related party notes payable totaling $2,500 into 555,555 shares of Common Stock.

On December 30, 2010, the Company offered and sold 555,555 shares of its common stock for $0.0045 per share to qualified purchasers through an offer and sale in compliance with exemptions from state and federal registration requirements.  All sales were to members of management or related to management.

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are:     $15,000 for 2010 and $9,000 for 2009.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:   $0 for 2010 and  $0 for 2009.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning:     $0 for 2010 and $0 for 2009.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees:     $0 for 2010 and $0 for 2009.

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

December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

Balance Sheets – As of December 31, 2010 and December 31, 2009
Statements of Operations – For the Years ended December 31, 2010 and 2009

Statements of Changes in Stockholders' Equity (Deficit) – For the Years ended December 31, 2010 and 2009

Statements of Cash Flows – For the Years ended December 31, 2010 and 2009

Notes to Financial Statements – For the Years ended December 31, 2010 and 2009

Financial Statement Schedules – There are no financial statement schedules included as part of this report

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

Piranha Ventures, Inc.

By: /s/ Kip Eardley

     Kip Eardley, CEO, Principal Executive and

     Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

Signature

Title

Date

/s/ Kip Eardley

Director, CEO, Principal Financial Officer

March 25, 2011

Piranha Ventures, Inc.

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Piranha Ventures, Inc.

We have audited the accompanying balance sheets of Piranha Ventures, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Piranha Ventures, Inc. as of December 31, 2010 and 2009, and the results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Child, Van Wagoner & Bradshaw PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 23, 2011

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

PIRANHA VENTURES, INC.

BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash in bank	$536	$7,542

Total Current Assets	536	7,542

TOTAL ASSETS	$536	$7,542

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$1,415

Total Current Liabilities	-	1,415

STOCKHOLDERS' EQUITY (DEFICIT)
$.001 par value, 10,000,000 shares authorized;
no shares issued and outstanding	-	-

Common stock; $.001 par value,
90,000,000 shares authorized;
17,500,036 and 13,611,151 shares issued and outstanding respectively	17,500	13,611
Capital in excess of par value	5,963,863	5,950,252
Retained deficit	(5,980,827)	(5,957,736)

Total Stockholders' Equity (Deficit)	536	6,127

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$536	$7,542

The accompanying notes are an integral part of these financial statements.

PIRANHA VENTURES, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2010	2009

INCOME	$-	$-

EXPENSES
General and administrative	23,091	16,156
Total expenses	23,091	16,156

OPERATING LOSS	(23,091)	(16,156)

OTHER INCOME AND EXPENSE
Interest expense	-	(1,985)

LOSS BEFORE INCOME TAXES	(23,091)	(18,141)
Provision for income taxes	-	-

NET LOSS	$(23,091)	$(18,141)

LOSS PER SHARE - basic and diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	15,216,933	3,564,938

The accompanying notes are an integral part of these financial statements.

PIRANHA VENTURES, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
							Total
							Shareholders'
	Preferred Stock		Common Stock		Paid-in	Retained	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, December
31, 2008	100,000	$100	3,200,000	$3,200	$5,912,700	$(5,939,595)	$(23,595)

Common stock
returned to
treasury per
voting trust terms,
June 2009	-	-	(1,225,000)	(1,225)	1,225	-	-

Common stock issued
for cash
September 2009	-	-	3,888,885	3,889	13,611	-	17,500

Common stock issued
to retire debt,
December 2009	-	-	6,747,266	6,747	23,616	-	30,363

Preferred stock
converted to
common stock,
December 2009	(100,000)	(100)	1,000,000	1,000	(900)	-	-

Net loss for the year	-	-	-	-	-	(18,141)	(18,141)

Balance, December
31, 2009	-	-	13,611,151	13,611	5,950,252	(5,957,736)	6,127

Common stock issued
for cash 2010	-	-	2,222,220	2,222	7,778	-	10,000
Common Stock issued to settle debt			1,666,665	1,667	5,833		7,500
Net loss for the year	-	-	-	-	-	(23,091)	(23,091)
Balance, December
31, 2010	-	$-	17,500,036	$17,500	$5,963,863	$(5,980,827)	$536

The accompanying notes are an integral part of these financial statements.

PIRANHA VENTURES, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(23,091)	$(18,141)
Adjustments to reconcile net (loss) to net cash used
by operating activities
Changes in assets and liabilities
(Decrease) increase in accounts payable	(1,415)	1,415
Increase in accrued interest - related parties	-	1,986

Net cash (used) by operating activities	(24,506)	(14,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	7,500	1,500
Sale of common stock	10,000	17,500

Net Cash Provided By Financing Activities	17,500	19,000

NET INCREASE (DECREASE) IN CASH	(7,006)	4,260

CASH - BEGINNING OF PERIOD	7,542	3,282

CASH - END OF PERIOD	$536	$7,542

SUPPLEMENTAL INFORMATION
Interest paid during the period	$-	$-

Income taxes paid during the period	$-	$-

NON-CASH INVESTING AND FINANCING
Conversion of related party note payable into common stock	$7,500	$30,363

The accompanying notes are an integral part of these financial statements.

Piranha Ventures, Inc.

Notes to Unaudited Financial Statements

December 31, 2010 and 2009

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

Going Concern – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenue for several years and affiliates of an officer and director of the Company have provided capital to pay prior and current obligations. During 2009, the Company issued 3,888,885 shares of its common stock for $17,500.  In the first quarter of 2010 a related party loaned the company $5,000.  On June 15, 2010, the Company converted the notes payable into 1,111,110 shares of Common Stock. During the second quarter of 2010, the Company issued 1,666,665 shares of its common stock for $7,500.  In the third quarter of 2010 a related party loaned the company $2,500. On November 9, 2010 the Company converted the note payable into 555,555 shares of its Common Stock. On December 30, 2010 the Company issued 555,555 shares of its common stock for $2,500.  The Company requires additional capital to continue its limited operations. Furthermore, the Company’s officers and directors serve in their capacities without compensation. The Company assumes that these arrangements and the availability of future capital sources will continue into the future, but no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

December 31, 2010 and 2009

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

Note 2: Income Taxes

Due to losses at December 31, 2010 and December 31, 2009, the Company had no income tax liability and thus no provision for taxes was recorded. At December 31, 2010 and December 31, 2009 the Company had available unused operating loss carry forwards of approximately $5,980,827 and $5,957,736, respectively, which may be applied against future taxable income and which expire in various years through 2029.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards. The net deferred tax assets are approximately $2,034,243 and $2,025,630 as of December 31, 2010 and December 31, 2009, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $8,613 during the year ended December 31, 2010.

Components of income tax are as follows:

Years Ended December 31
	2010	2009
Current	$-	$-
Federal	-	-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	Years Ended December 31
	2010	2009
Income tax computed at
Federal statutory tax rate of 34%	$(7,851)	$(6,168)
State taxes (net of federal benefit) 3.3% for 2010 and 0% for 2009	(762)
Deferred taxes and other	8,613	6,168
	$-	$-

The Company has no tax positions at December 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended December 31, 2010 and 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2010 and 2009.

Note 3: Capital Stock

Preferred Stock and Common Stock – The Company’s Board of Directors is expressly granted the authority to issue without stockholder action, the authorized shares of the Company’s preferred and common stock. The Board of Directors may issue shares and determine the powers, preferences, limitations, and relative rights of any class of shares before the issuance thereof.

Piranha Ventures, Inc.

Notes to Unaudited Financial Statements

December 31, 2010 and 2009

Note 3: Capital Stock – continued

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

On November 9, 2010, the Company converted its outstanding related party notes payable totaling $2,500 into 555,555 shares of Common Stock.

On December 30, 2010, the Company offered and sold 555,555 shares of its common stock for $0.0045 per share to qualified purchasers through an offer and sale in compliance with exemptions from state and federal registration requirements.

Note 4: Related Party Transactions

During 2006, 2007, 2008 and 2009, a corporation affiliated with an officer and director of the Company and a shareholder of the Company paid certain outstanding obligations of the Company, and paid such other expenses as were required to bring the Company current in its filings with the State of Nevada and to bring its accounting records current. Those amounts totaled $16,000 during 2006, $1,039 during 2007, $8,206 during 2008 and $1,500 during 2009, for a total of $26,745. On December 31, 2007, the Company entered into a demand note payable with the corporation in the amount of $17,039 bearing interest at the rate of 7% per annum. At the same time, the Company’s board of directors approved a line-of-credit obligation with the corporation allowing the Company to borrow an additional $12,961 (for a total of $30,000), under the same terms and conditions. On April 30, 2008, the Company entered into a demand note with its shareholder in the amount of $5,000 bearing interest at the rate of 7% per annum. On December 1, 2008, the Company borrowed $3,206 through its line-of-credit. On July 9, 2009, the Company borrowed an additional $1,500 through its line-of-credit. Accrued interest as of December 31, 2009 was $3,617. Total notes payable with accrued interest as of December 31, 2009 was $30,363. On December 31, 2009, the Company converted its outstanding related party notes payable totaling $30,363 into 6,747,266 shares of Common Stock. In the first quarter of 2010 a related party loaned the Company $5,000.  On June 15, 2010, the Company converted the notes payable into 1,111,110 shares of Common Stock.   In the third quarter of 2010 a related party loaned the Company $2,500.  On November 9, 2010, the Company converted the notes payable into 555,555 shares of Common Stock.

Piranha Ventures, Inc.

Notes to Unaudited Financial Statements

December 31, 2010 and 2009

Note 5: Subsequent Events

ASC 855-16-50-4 establishes accounting and disclosure requirements for subsequent events. ASC 855 details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in our financial statements and the required disclosures for such events.  On March 15, 2011, we appointed a new director and officer and our former sole officer resigned. We adopted this statement effective June 15, 2009 and have evaluated all subsequent events through the date these financial statements were issued.