Form 10-Q
period 2011-03-31
PIRANHA VENTURES INC
filed 2011-05-09
CIK 1027235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number: 000-21909

Piranha Ventures, Inc.

(Exact name of registrant as specified in its charter)

Nevada	86-0779928
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

9160 South 300 West, Suite 101 Sandy, Utah	84070
(Address of principal executive offices)	(Zip Code)

801-706-9429

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

12,500,041 shares of $0.001 par value common stock on May 2, 2011

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Piranha Ventures, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2011

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

PIRANHA VENTURES, INC.

BALANCE SHEET

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)

CURRENT ASSETS
Cash in bank	$498	$536

Total Current Assets	498	536

TOTAL ASSETS	$498	$536

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,360	$-
Note Payable - Related Party	3,245	-

Total Current Liabilities	5,605	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-

Common stock; $.001 par value, 25,000,000 shares
$.001 par value, 90,000,000 shares authorized;
17,500,036 shares issued and outstanding	17,500	17,500
Capital in excess of par value	5,963,863	5,963,863
Retained deficit	(5,986,470)	(5,980,827)

Total Stockholders' Equity (Deficit)	(5,107)	536

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$498	$536

The accompanying notes are an integral part of these unaudited financial statements.

PIRANHA VENTURES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2011	2010

INCOME	$-	$-

EXPENSES
General and administrative	5,643	9,274
Total expenses	5,643	9,274

OPERATING LOSS	(5,643)	(9,274)

LOSS BEFORE INCOME TAXES	(5,643)	(9,274)
Provision for income taxes	-	-

NET LOSS	$(5,643)	$(9,274)

LOSS PER SHARE - basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	17,500,036	13,611,151

The accompanying notes are an integral part of these unaudited financial statements.

PIRANHA VENTURES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(5,643)	$(9,274)
Adjustments to reconcile net (loss) to net cash used
by operating activities
Changes in assets and liabilities
Increase in accounts payable	2,360	2,662

Net cash (used) by operating activities	(3,283)	(6,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	3,245	5,000

Net Cash Provided By Financing Activities	3,245	5,000

NET INCREASE (DECREASE) IN CASH	(38)	(1,612)

CASH - BEGINNING OF PERIOD	536	7,542

CASH - END OF PERIOD	$498	$5,930

Supplemental Cash Flow Disclosure:
Cash paid for :
Interest	$--	$--
Income Taxes	$--	$--

The accompanying notes are an integral part of these unaudited financial statements.

Piranha Ventures, Inc.

Notes to Unaudited Financial Statements

March 31, 2011

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

Going Concern – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenue for several years and affiliates of an officer and director of the Company have provided capital to pay prior and current obligations. During 2009, the Company issued 3,888,885 shares of its common stock for $17,500.  In the first quarter of 2010 a related party loaned the company $5,000.  On June 15, 2010, the Company converted the notes payable into 1,111,110 shares of Common Stock.  During the second quarter of 2010, the Company issued 1,666,665 shares of its common stock for $7,500.  In the third quarter of 2010 a related party loaned the Company $2,500. On November 9, 2010 the Company issued 555,555 shares of its Common Stock.  On December 30, 2010 the Company issued 555,555 shares of its common stock for $2,500.  In the first quarter of 2011 a related party loaned the Company $3,245.  The Company requires additional capital to continue its limited operations. Furthermore, the Company’s officers and directors serve in their capacities without compensation. The Company assumes that these arrangements and the availability of future capital sources will continue into the future, but no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Piranha Ventures, Inc.

Notes to Unaudited Financial Statements

March 31, 2011

Note 1: Basis of Presentation and Summary of Significant Accounting Policies – continued

Income (Loss) Per Common Share

Income (Loss) per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  The Company has no potentially dilutive securities, in 2010 and 2011.  Accordingly, basic and dilutive loss per common share are the same.

Recently Issued Accounting Pronouncements

The Company has reviewed recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

Note 2: Income Taxes

Due to losses at March 31, 2011 and December 31, 2010, the Company had no income tax liability and thus no provision for taxes was recorded. At March 31, 2011 and December 31, 2010 the Company had available unused operating loss carry forwards of approximately $5,986,470 and $5,980,827, respectively, which may be applied against future taxable income and which expire in various years through 2030.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards. The net deferred tax assets are approximately $2,036,348 and $2,034,243 as of March 31, 2011 and December 31, 2010, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,105 during the three months ended March 31, 2011.

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

On December 31, 2009, the Company converted the 100,000 shares of Series A Preferred Stock into 1,000,000 shares of Common Stock.

Common Stock – On June 19, 2009, the Company cancelled 1,225,000 shares that were issued in 1997 pursuant to a Voting Trust Agreement dated November 13, 1996. The shares were issued to the stockholders contingent upon the Company achieving certain revenue, earnings or share price criteria within a five year period. If the criteria were not met the shares were to be returned to the Company’s authorized, but unissued shares. The Company failed to meet the criteria within the five year period. In as much as the Company ceased operations in 1999, there was no active board of directors to instruct its former transfer agent to cancel the shares upon the 2001 anniversary date. In 2004, the former transfer agent destroyed all of the physical certificates that it held on behalf of the Company. Some of the certificates destroyed were those issued pursuant to the aforementioned Voting Trust. The current board of directors posted a bond with the Company’s current transfer agent to cover the destroyed certificates and then instructed the transfer agent to return the 1,225,000 shares to the authorized, but unissued shares of the Company.

Piranha Ventures, Inc.

Notes to Unaudited Financial Statements

March 31, 2011

Note 3: Capital Stock – continued

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

Note 4: Related Party Transactions

During 2006, 2007, 2008 and 2009, a corporation affiliated with an officer and director of the Company and a shareholder of the Company paid certain outstanding obligations of the Company, and paid such other expenses as were required to bring the Company current in its filings with the State of Nevada and to bring its accounting records current. Those amounts totaled $16,000 during 2006, $1,039 during 2007, $8,206 during 2008 and $1,500 during 2009, for a total of $26,745. On December 31, 2007, the Company entered into a demand note payable with the corporation in the amount of $17,039 bearing interest at the rate of 7% per annum. At the same time, the Company’s board of directors approved a line-of-credit obligation with the corporation allowing the Company to borrow an additional $12,961 (for a total of $30,000), under the same terms and conditions. On April 30, 2008, the Company entered into a demand note with its shareholder in the amount of $5,000 bearing interest at the rate of 7% per annum. On December 1, 2008, the Company borrowed $3,206 through its line-of-credit. On July 9, 2009, the Company borrowed an additional $1,500 through its line-of-credit. Accrued interest as of December 31, 2009 was $3,617. Total notes payable with accrued interest as of December 31, 2009 was $30,363. On December 31, 2009, the Company converted its outstanding related party notes payable totaling $30,363 into 6,747,266 shares of Common Stock. In the first quarter of 2010 a related party loaned the Company $5,000.  On June 15, 2010, the Company converted the notes payable into 1,111,110 shares of Common Stock.   In the third quarter of 2010 a related party loaned the Company $2,500.  On November 9, 2010, the Company converted the notes payable into 555,555 shares of Common Stock. .   In the first quarter of 2011 a related party loaned the Company $3,245.

Note 5: Subsequent Events

ASC 855-16-50-4 establishes accounting and disclosure requirements for subsequent events. ASC 855 details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in our financial statements and the required disclosures for such events. We adopted this statement effective June 15, 2009 and have evaluated all subsequent events through the date these financial statements were issued.  On April 25, 2011 a director and shareholder cancelled 4,999,995 of his own shares of the Company. This event reduced the number of issued and outstanding shares of the Company from 17,500,036 to 12,500,041.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2011, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Liquidity and Capital Resources

As of March 31, 2011, the Company had a negative working capital of $5,107 with assets of $498 and liabilities of $5,605.  The Company’s current financial position requires management to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. Although the Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs, it does not have any means to pay such expenses except through shareholder or management loans and the sale of its equity securities.  At this time, there is no commitment to fund the ongoing losses and expenses.

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

Results of Operations

For the three months ended March 31, 2011, the Company had a net loss of $5,643 compared to $9,274 loss for the three months ended March 31, 2010.  The Company anticipates losses to remain at the present level until a business opportunity is found. The Company had no revenue during the three months ended March 31, 2011. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2011, our internal control over financial reporting was effective.

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

During the three months ended March 31, 2011, we have not purchased any equity securities.

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

Piranha Ventures, Inc.

(Registrant)

Dated: May 4, 2011

By: /s/ Kip Eardley

     Kip Eardley

     Chief Executive Officer

     Principal Financial Officer