Form 10-Q
period 2011-06-30
PIRANHA VENTURES INC
filed 2011-08-05
CIK 1027235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                          Yes [X]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

1,266,447 shares of $0.001 par value common stock on August 2, 2011

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Piranha Ventures, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2011

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

PIRANHA VENTURES, INC.

BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)

CURRENT ASSETS
Cash in bank	$ 6	$ 536

Total Current Assets	6	536

TOTAL ASSETS	$ 6	$ 536

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ -	$ -
Note payable - related party	8,671	-

Total Current Liabilities	8,671	-

STOCKHOLDERS' EQUITY (Deficit)
Preferred stock; $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-

Common stock; $.001 par value, 100,000,000 shares authorized
1,266,447 and 1,750,004 shares issued and outstanding respectively	1,266	1,750
Capital in excess of par value	5,980,097	5,979,613
Retained deficit	(5,990,028)	(5,980,827)

Total Stockholders' Equity (Deficit)	(8,665)	536

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 6	$ 536

The accompanying notes are an integral part of these unaudited financial statements.

PIRANHA VENTURES, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the	For the	For the	For the
	3 months	3 months	6 months	6 months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

INCOME	$ -	$ -	$ -	$ -

EXPENSES
General and administrative	3,558	7,667	9,201	16,951
Total expenses	3,558	7,667	9,201	16,951

OPERATING LOSS	(3,558)	(7,667)	(9,201)	(16,951)

OTHER INCOME AND EXPENSE
Interest expense	-	-	-	-

LOSS BEFORE INCOME TAXES	(3,558)	(7,667)	(9,201)	(16,951)
Provision for income taxes	-	-	-	-

NET LOSS	$ (3,558)	$ (7,667)	$ (9,201)	$ (16,951)

LOSS PER SHARE - basic and diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	1,348,330	1,409,955	1,538,507	1,378,056

The accompanying notes are an integral part of these unaudited financial statements.

PIRANHA VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the	For the
	6 Months ended	6 Months ended
	June 30,	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (9,201)	$ (16,951)
Adjustments to reconcile net (loss) to net cash used
by operating activities
Changes in assets and liabilities
Decrease in accounts payable	-	(1,255)

Net cash (used) by operating activities	(9,201)	(18,206)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	12,500
N/P from related party	8,671	-

Net Cash Provided By Financing Activities	8,671	12,500

NET INCREASE (DECREASE) IN CASH	(530)	(5,706)

CASH - BEGINNING OF PERIOD	536	7,542

CASH - END OF PERIOD	$ 6	$ 1,836

SUPPLEMENTAL INFORMATION
Interest paid during the period	$ -	$ -

Income taxes paid during the period	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

Piranha Ventures, Inc.

Notes to Unaudited Financial Statements

June 30, 2011

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

On April 21, 2010, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada to increase its authorized common shares from 90 million to 100 million. The financial statements have been retroactively restated to reflect these changes

Stock Split

In June, 2011, the Company effected a reverse stock split of the issued and outstanding shares of the Company on a ten (10) to one (1) basis with all fractional shares rounded up to the nearest whole share.  The capital stock accounts, all share data and earnings per share data give effect to the stock split, applied retrospectively, to all periods presented.

Going Concern – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenue for several years and affiliates of an officer and director of the Company have provided capital to pay prior and current obligations. During 2009, the Company issued 3,888,885 shares of its common stock for $17,500.  In the first quarter of 2010 a related party loaned the company $5,000.  On June 15, 2010, the Company converted the notes payable into 1,111,110 shares of Common Stock.  During the second quarter of 2010, the Company issued 1,666,665 shares of its common stock for $7,500.  In the third quarter of 2010 a related party loaned the company $2,500. On November 9, 2010 the Company issued 555,555 shares of its Common Stock.  On December 30, 2010 the Company issued 555,555 shares of its common stock for $2,500.  In the first quarter of 2011 a related party loaned the company $3,245.   In the second quarter of 2011 a related party loaned the company $5,426.  The Company requires additional capital to continue its limited operations. Furthermore, the Company’s officers and directors serve in their capacities without compensation. The Company assumes that these arrangements and the availability of future capital sources will continue into the future, but no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Piranha Ventures, Inc.

Notes to Unaudited Financial Statements

June 30, 2011

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

Note 2: Income Taxes

Due to losses at June 30, 2011 and December 31, 2010, the Company had no income tax liability and thus no provision for taxes was recorded. At June 30, 2011 and December 31, 2010 the Company had available unused operating loss carry forwards of approximately $5,990,028 and $5,980,827, respectively, which may be applied against future taxable income and which expire in various years through 2030.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards. The net deferred tax assets are approximately $2,037,675 and $2,034,243 as of June 30, 2011 and December 31, 2010, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $3,432 during the six months ended June 30, 2011.

Piranha Ventures, Inc.

Notes to Unaudited Financial Statements

June 30, 2011

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

June 30, 2011

Note 3: Capital Stock continued

On December 30, 2010, the Company offered and sold 555,555 shares of its common stock for $0.0045 per share to qualified purchasers through an offer and sale in compliance with exemptions from state and federal registration requirements.

On April 21, 2011, the Company cancelled 4,999,995 shares that were issued in 2009 and 2010 to certain shareholders that in turn sold their shares to the current president of the Company with his intention to cancel the shares to reduce insider holdings.

On June 13, 2011, the Company effected a reverse stock split of the issued and outstanding shares of the Company on a ten (10) to one (1) basis with all fractional shares rounded up to the nearest whole share.

Note 4: Related Party Transactions

During 2006, 2007, 2008 and 2009, a corporation affiliated with an officer and director of the Company and a shareholder of the Company paid certain outstanding obligations of the Company, and paid such other expenses as were required to bring the Company current in its filings with the State of Nevada and to bring its accounting records current. Those amounts totaled $16,000 during 2006, $1,039 during 2007, $8,206 during 2008 and $1,500 during 2009, for a total of $26,745. On December 31, 2007, the Company entered into a demand note payable with the corporation in the amount of $17,039 bearing interest at the rate of 7% per annum. At the same time, the Company’s board of directors approved a line-of-credit obligation with the corporation allowing the Company to borrow an additional $12,961 (for a total of $30,000), under the same terms and conditions. On April 30, 2008, the Company entered into a demand note with its shareholder in the amount of $5,000 bearing interest at the rate of 7% per annum. On December 1, 2008, the Company borrowed $3,206 through its line-of-credit. On July 9, 2009, the Company borrowed an additional $1,500 through its line-of-credit. Accrued interest as of December 31, 2009 was $3,617. Total notes payable with accrued interest as of December 31, 2009 was $30,363. On December 31, 2009, the Company converted its outstanding related party notes payable totaling $30,363 into 6,747,266 shares of Common Stock. In the first quarter of 2010 a related party loaned the Company $5,000.  On June 15, 2010, the Company converted the notes payable into 1,111,110 shares of Common Stock.   In the third quarter of 2010 a related party loaned the Company $2,500.  On November 9, 2010, the Company converted the notes payable into 555,555 shares of Common Stock.  In the second quarter of 2011 the current president of the Company acquired 4,999,995 shares of previously issued common shares from the former president and individuals in a private transaction, who had previously purchased such shares from the Company since September 2009, these shares were promptly cancelled from the Company’s books and records.  In the first six months of 2011 a related party has loaned the Company $8,671.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended June 30, 2011, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Liquidity and Capital Resources

As of June 30, 2011, the Company had a negative working capital of $8,665 with assets of $6 and liabilities of $8,671. The Company’s current financial position requires management to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. Although the Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs, it does not have any means to pay such expenses except through shareholder or management loans and the sale of its equity securities.  At this time, there is no commitment to fund the ongoing losses and expenses.

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

Results of Operations

For the three and six months ended June 30, 2011, the Company had a net loss of $3,558 and $9,201, respectively compared to $7,667 and $16,951 loss for the three and six months ended June 30, 2010.  The Company anticipates losses to remain at the present level until a business opportunity is found. The Company had no revenue during the three and six months ended June 30, 2011. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

NA-Smaller Reporting Company

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our President/Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President/Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President/Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We believe our controls do provide reasonable assurances.

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

Our management, the President/Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011.  Based on this evaluation, our management concluded that, as of June 30, 2011, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 1A. Risk Factors

NA-Smaller Reporting Company

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

During the three months ended June 30, 2011, we have not purchased any equity securities.

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

This filing

32

Section 1350 Certification – CEO & CFO

This filing

101.INS

 XBRL Instance

101.XSD

XBRL Schema

101.CAL

 XBRL Calculation

101.DEF

 XBRL Definition

101.LAB

XBRL Label

101.PRE

XBRL Presentation

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC File No. 000-21909.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Piranha Ventures, Inc.

(Registrant)

Dated: August 4, 2011

By: /s/ Kip Eardley

     Kip Eardley

     Chief Executive Officer

     Principal Financial Officer