Form 10-K
period 2011-12-31
REALGOLD INTERNATIONAL INC
filed 2012-03-29
CIK 1027235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-21909

Realgold International Inc.

(Name of registrant in its charter)

(formerly “Piranha Ventures, Inc.”)

Nevada      86-0779928

(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

69-2, Jalan Taman Melaka Raya 25,

Taman Melaka Rava,

75000 Melaka, Malaysia

84070

 (Address of principal executive offices)                                                        (Zip Code)

Issuer’s telephone number: 6 06-281 4534

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

Yes [  ]

No   [ X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act

Yes [X ]

No   [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]

No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                           Yes [ X ]  No  [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐

Accelerated filer ☐

                Non-accelerated filer  ☐

Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The bid on March 21, 2012, was $1.42 giving the shares held by non-affiliates a market value of $ 8,914,973.

As of March 21, 2012, the Registrant had 7,270,101 shares of common stock and 20,000 shares of preferred stock issued and outstanding.

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

Item 1. Business

Organization and Corporate History

Realgold International Inc. (formerly Piranha Ventures, Inc.) (“Realgold” or the “Company”) was organized in Arizona on November 14, 1994 and on November 22, 1996, reincorporated in Nevada.  Currently, Realgold has no operations other than seeking to identify and acquire an operating entity after discontinuing its publishing of interactive multimedia software products.  Prior to discontinuing operations, Realgold completed an initial public offering in September 1997.  Since Realgold’s initial operations proved unsuccessful, management was changed and a new management team with experience in mergers and acquisitions has been installed.

Since the termination of its prior business, Realgold has had no operations other than seeking an acquisition or merger to bring an operating entity into Realgold.  Realgold does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry.  Realgold has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, Realgold has only limited resources and may find it difficult to locate good opportunities.  There can be no assurance that Realgold will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to Realgold and its stockholders. Realgold will select any potential business opportunity based on management's business judgment.

Currently, Realgold is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to Realgold.  Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.  At this time, Realgold’s management has been focused on investigating various industries.  Additionally, management has been investigating whether there are merger and acquisition activities in the industries.  To this end, management has focused on the medical and “green” energy industries.  These efforts have been focused on discussions with management in the industries and research.

Realgold is not currently conducting any business, nor has it conducted any business for several years.  Therefore, it does not possess products or services, distribution methods, competitive business positions, or major customers. Realgold does not possess any unexpired patents or trademarks and any and all of its licensing and royalty agreements from the inventions it sought to market in the past have since expired, and are not currently valid. Realgold does not employ any employees.

The activities of Realgold are subject to several significant risks which arise primarily as a result of the fact that Realgold has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of Realgold's stockholders.  The risks faced by Realgold are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

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

Employees

Realgold does not have any employees other than our directors and officers.  Tan Lung Lai is our President, Director, CEO, and CFO. Chew Choong Weng is our director and Secretary. Tan Ling Lai and Chew Choong Weng currently do not receive compensation for their services and Realgold does not plan on paying any compensation to them.

Item 1A. Risk Factors

Realgold’s operations are subject to a number of risks including:

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

As we will have only a limited ability to evaluate potential new directors and officers, and the management of target businesses, investors or stockholders will be placing their money with a management team that they have not had an opportunity to evaluate, increasing the risk investors or stockholders may lose their entire investment.

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

Our directors and  officers allocate time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs which increases the likelihood we will not be successful or that we will not be able to respond timely to business opportunities resulting in the company not being successful.

Our directors and officers do not work full time for Realgold and may have outside business interests that directly conflict with those of Realgold.  This could have a negative impact on our ability to consummate money raising or a business combination. Our directors and officers are not required to, and do not, commit their full time to our affairs, thereby causing conflicts of interest in allocating his time between our operations and the operations of other businesses. We do not intend to have any full-time employees prior to the consummation of a business combination. Our directors and officers are engaged in other business endeavors and are not obligated to contribute any specific number of hours per day or per week to our affairs. This situation limits our current directors’ and  officers’ ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.  If we are unable to consummate a business combination, we will be forced to shut down our operations resulting in the loss of a stockholder’s investment.

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

-may have less predictable operating results;

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

Item 2. Properties

The Company owns no properties and utilizes space on a rent-free basis in the office of its president, Tan Lung Lai. This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given.  The Company has no agreements with respect to the maintenance or future acquisition of the office facilities, however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.

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

Item 4.  Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On June 13, 2011,Realgold effected a reverse stock split of the issued and outstanding shares on a ten (10) to one (1) basis with all fractional shares rounded up to nearest whole share. Recognizing the difficulty of odd lot shareholders to sell their shares of common stock, the reverse split did not reduce any shareholder below 100 shares so that any shareholder of record on the record date who would otherwise have had less than 100 shares as a result of the reverse split was not reduced below 100 shares.

On December 14, 2011, FINRA approved our name change from Piranha Ventures, Inc. to Realgold International, Inc. Effective December 14, 2011, our common stock is quoted on OTCBB under the symbol “REGO”.

Realgold’s Common Stock is quoted on the over the counter bulletin board under the symbol “REGO” but has traded sporadically with no significant volume.  The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2011, 2010, and 2009,. Such high and low bid information reflects inter-dealer quotes, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Year Ended 2011
	High	Low
Quarter ended December 31	$ 2.00	$ 0.55
Quarter ended September 30	1.01	0.25
Quarter ended June 30	0.51	0.04
Quarter ended March 31	0.07	0.04

	Year Ended 2010
	High	Low
Quarter ended December 31	$ 0.06	$ 0.04
Quarter ended September 30	0.051	0.04
Quarter ended June 30	0.06	0.04
Quarter ended March 31	0.07	0.04

	Year Ended 2009
	High	Low

Quarter ended December 31	$0.07	$0.01
Quarter ended September 30	0.015	0.01
Quarter ended June 30	0.02	0.01
Quarter ended March 31	0.02	0.01

All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.  Since its inception, Realgold has not paid any dividends on its Common Stock, and Realgold does not anticipate that it will pay dividends in the foreseeable future. At March 21, 2012, Realgold had approximately 82 stockholders of record.  As of March 21, 2012, Realgold had 7,270,101 shares of its Common Stock issued and outstanding.

Recent Sales of Unregistered Securities

Realgold has sold shares of its common stock and preferred stock as follows:

On December 15, 2011, the Company entered into a Series A Preferred Stock Purchase Agreement with Tan Lung Lai, our President, CEO and CFO. Under the Agreement, the Company will issue 20,000 shares of Series A Preferred Stock to Tan Lung Lai for a total price of $ 20,000. Series A Preferred Stock is a class of preferred stock that the Company created on November 2, 2011. One share of Series A Preferred Stock may be converted into 1,000 shares of Common Stock. The 20,000 shares of Series A Preferred Stock that Tan Lung Lai purchases from Company may be converted into 20,000,000 shares of common stock. The holder of each one share of Series A Preferred Stock is entitled to 1,000 votes. Therefore, the 20,000 Shares of Series A Preferred Stock that Tan Lung Lai purchases from Company grant Tan Lung Lai with 20,000,000 votes of voting right.

The 20,000 shares of Series A Preferred Stock were issued to Tan Lung Lai on February 20, 2012. The sale of the 20,000 shares of Series A Preferred Stock has not been registered with SEC and was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On December 16, 2011, the Company entered a Regulation S Stock Purchase Agreement with a group of 64 non-US individual purchasers (“Purchasers”). Under the Agreement, the Company will issue a total of 6,000,000 shares of common stock to Purchasers for a total price of $ 600,000 ($ 0.10 per share). The 6,000,000 shares of common stock were issued on February 20, 2012. The issuance of the 6,000,000 shares is pursuant to the exemption provided by Regulation S. None of the Purchasers is a US person and the transactions underlying the Agreement are carried out outside US.

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

In 2009, the Company sold 3,888,885 shares to seven accredited investors.  The aggregate purchase price was $17,500.  The sale was pursuant to 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.  In December 2009, the Company issued 5,500,733 shares of common stock for conversion of a promissory note in the amount of $24,753 and issued 1,246,533 shares of common stock for the conversion of a promissory note in the amount of $5,610.  The 1,246,533 shares were issued to Curtis Olsen a former director of Company and the 5,500,733 shares were issued to a corporation controlled by Kip Eardley a former director and officer of the company.  The shares were issued pursuant to 4(2) of the Securities Act.

In 2007, the Company sold 100,000 shares of its 1997 Series Preferred Stock which carries a voting preference of allowing the holder to have 50 votes for every one share of Preferred Stock held.  The shares were sold to one person under section 4(2) of the Securities Act at a purchase price of $5,000.   The shares of Preferred Stock were converted into shares of Common Stock in December 2009.

Holders – At March 21, 2012, the Company had approximately 82 shareholders of record and beneficial owners based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

This item does not apply to smaller reporting companies.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  Realgold believes there have been no significant changes during the year ended December 31, 2011.

Realgold’s accounting policies are more fully described in Note 1 of the audited financial statements.  As discussed in Note 1, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual differences could differ from these estimates under different assumptions or conditions.  Realgold believes that the following addresses Realgold’s most critical accounting policies.

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

The nature of our financial status makes us lack the characteristics of a going concern. This is because the Company, due to its financial condition, may have to seek loans or the sale of its securities to raise cash to meet its cash needs. We have no revenue and no significant amount of cash. The level of current operations does not sustain our expenses and we have no commitments for obtaining additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

PLAN OF OPERATION.

We will attempt to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

We expect that we will need to raise funds in order to effectuate our business plan. We will seek to establish or acquire businesses or assets with funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available to us. We may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company. In pursuing the foregoing goals, we may seek to expand or change the composition of the board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

We have had no revenues from inception through December 31, 2011. We had a cumulative net loss from inception through December 31, 2011 of $(6,010,440), and a cumulative net loss from inception through December 31, 2010 of ($5,980,827). The increase in the cumulative net loss through December 31, 2011 as compared to December 31, 2010, was attributable to professional expenses of $29,613 in 2011, as compared to $23,091 in 2010. We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholder, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

Financial Condition

Our auditor's going concern opinion for the year ended December 31, 2011 and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets nor do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern.

Since we have had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, we will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity and consummate such a business combination.

We are dependent upon our principal stockholder and officer to meet any de minimis costs that we may incur

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2011, Realgold had no assets and $12,442 in liabilities.  Realgold has only incidental ongoing expenses primarily associated with maintaining its corporate status and filings with the Securities and Exchange Commission.  Current management has indicated a willingness to help support Realgold’s ongoing expenses through the purchase of securities of Realgold or through loans.  At this time, it is anticipated Realgold will have to continue to rely on current management or major stockholders to support ongoing operations and expenses.  Currently, management believes expenses for the next twelve months primarily will be for auditing, accounting and legal expenses.  Since the audit for 2011 has already been completed, Realgold believes the remainder of the year’s expenses will not be as significant with its annual audit the largest expense.  Management intends to provide loans or purchase equity to cover the cost for the foreseeable future.  However, management and current stockholders have limited funds and will not be able to provide support indefinitely.  Although management believes it has funds to pay ongoing expenses for at least the next twelve months, if Realgold is not able to find a potential business, Realgold would have to look to outside sources of capital.  Additionally, it is possible that any business that is acquired would need additional capital which could lead to dilution to current investors.

RESULTS OF OPERATIONS

For the year ended December 31, 2011, Realgold had no revenues with expenses of $29,613 primarily related to maintaining Realgold’s corporate status, accounting and legal fees resulting in a net loss of $29,613.  For the year ended December 31, 2010, Realgold had a net loss of $23,091 with no revenue and expenses of $23,091.  Management anticipates only nominal continuing expenses.  Management does anticipate expenses to increase in the future as we become subject to the reporting requirements of the SEC.  Additionally, if a business is commenced or acquired, expenses would increase.

Realgold has not generated revenue during the past three years. It is unlikely that any revenue will be generated until Realgold locates a business opportunity with which to acquire or merge.  Management of Realgold will be investigating various business opportunities.  These efforts may cost Realgold not only out of pocket expenses for its management but also expenses associated with legal and accounting costs.  There can be no guarantee that Realgold will receive any benefits from the efforts of management to locate business opportunities.  Realgold’s financial statements contain a going concern opinion on Realgold’s ability to continue in business.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of Realgold is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities

Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective. This was due to our status as a shell company and our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

We plan to designate individuals responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Our management, which assumed control of our company in September 2011 assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of December 31, 2011. In particular, our controls over financial reporting were not effective in the specific areas described in the “Evaluation of Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2011 our Chief Executive Officer/Chief Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

• Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having such policies and procedures in place amounts to a material weakness in the Company’s internal controls over its financial reporting processes.

• Representative with Financial Expertise — For the year ended December 31, 2011, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Our chief executive officer also serves as our chief financial officer. All of our financial reporting is carried out by one individual, and we do not have an audit committee. Our board of directors consists of one individual, who serves as our chief executive officer and chief financial officer. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes due to limiting staffing. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

·

Realgold will create and refine a structure in which critical accounting policies and estimates are identified and, together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. We also intend to develop, implement and document policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process.

·

As soon as our finances allow, Realgold will hire a Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures.

We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth information with respect to the current officers and directors of Realgold. Realgold’s directors serve for a term of one year and thereafter until their successors have been duly elected by the stockholders and qualified.  Realgold’s officers serve for a term of one year and thereafter until their successors have been duly elected by the Board of Directors and qualified.

Name	Age	Position	Director or Officer Since
Tan Lung Lai	35	Director, CEO, CFO, President	Since September 15, 2011
Chew Choong Weng	37	Director, Secretary	Since September 15, 2011

Tan Lung Lai, age 35, was appointed the CEO, CFO, president and director of the Company in September 2011.

Chew Choong Weng, age 37, was appointed the secretary and director of the Company in September 2011.

Mr. Tan Lung Lai, Malaysian, aged 35 is an Executive Director of Estancia Holding Sdn Bhd. He was appointed to the Board and as Chief Executive Office, Chief Financial Officer, Director, President, Treasurer on 2011. He is responsible for managing the financial risks and financial planning of company. Mr. Tan has qualified competencies in overseeing the total management business complemented with expertise in identifYing, pursuing and developing new projects and market positioning. He has proven consistency enhancing the competitiveness and the sustainable value of business. He is young dynamic entrepreneur with tenacity, business acumen and entrepreneurial leadership, he had started his business since the young age. With his more than 10 years experience he has successfully steered export and import on electronic components and computer hardware such as RAM , IC chip etc led in international trading business. He has sharp commitment to tum vision into realization to establish the business empire. He has involved to diversifY business into hospitality industry at Genesis Jewel Hotel in Melaka, a vibrant tourist destination from local and overseas. To further expansion he has also dare to face business challenges in gold mining industry acquired a land with rich mineral reservoir from Dataran Mineral Sdn Bhd in Kelantan.

Mr. Chew Choong Weng, Malaysian, aged 37 is a Director of Estancia Holding Sdn Bhd. He was appointed to the Board and as Director, Secretary on 20 II. He is responsible for the identification and penetration of the potential market opportunity for emerging the group in both local and global markets. He started his career with a lubricant company in Singapore as Sales Manager in 200 I. He has sharpened his sale and marketing competencies through years experience in business practiced. He has successfully established Eternal Victory Sdn Bhd in 2008. It is his owned new ICT business especially leading wireless alarm networking system with aim to respond market changing. In the same year he had also set up Genesis Growth Sdn Bhd as new innovation business in RO water vending machine in Melaka and later known to become the market leader at the moment. Recently he joined Estancia Holding Sdn Bhd as an aggressively decision to catch business opportunity and penetrate into hospitality and gold mining industry. He is also a Director of several other companies within corporate organization.

Mr. Tan or Mr. Chew has not filed for bankruptcy, been convicted in a criminal proceeding or been the subject of any order, judgment, or decree permanently, temporarily, or otherwise limiting activities (1) in connection with the sale or purchase of any security or commodity, or in connection with any violation of Federal or State securities laws or Federal commodities laws, (2) engaging in any type of business practice, or (3) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of an investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity.

Family Relationships

We currently have only two directors. There are no family relations between our two directors.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Realgold’s chief executive officer and each of the other executive officers that were serving as executive officers at December 31, 2011 (collectively referred to as the "Named Executives").  No other executive officer serving during 2011 received compensation greater than $100,000.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Tan Lung Lai,CEO, CFO	Sep.2011	--	--	--	--	--	--	--	--
Kip Eardley, CEO	Mar. 2011	--	--	--	--	--	--	--	--

Robert Ipson	2010	--	--	--	--	--	--	--	--
CEO	2009

Outstanding Equity Awards At Fiscal Year-End

We had no outstanding equity awards at fiscal year end.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2011, there were no stock option or SAR Grants.

Stock Option Exercise

In fiscal 2011, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2011 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore. We did not compensate our director for service on the Board of Directors during fiscal 2011.

No other compensation arrangements exist between Realgold and our officers and directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Realgold does not have any employment contracts with our executive officer.  No other compensatory plan or arrangements exist between Realgold and our executive officer that results or will result from the resignation, retirement or any other termination of such executive officer’s employment with Realgold or from a change-in-control of Realgold.

Report on Repricing of Options/SARs

During fiscal 2011, we did not adjust or amend the exercise price of stock options or SARs previously awarded to any executive officer.

Report on Executive Compensation

The Board of Directors determines the compensation of Realgold’s executive officer and president and sets policies for and reviews with the chief executive officer and president the compensation awarded to the other principal executives, if any. The compensation policies utilized by the Board of Directors are intended to enable Realgold to attract, retain and motivate executive officers to meet our goals using appropriate combinations of base salary and incentive compensation in the form of stock options. Generally, compensation decisions are based on contractual commitments, if any, as well as corporate performance, the level of individual responsibility of the particular executive and individual performance.  Since September 2011, Realgold's chief executive officer is Tan Lung Lai who succeeds Kid Eardley. During the fiscal year ended 2010, Realgold's chief executive officer was Robert Ipson who succeeded Kid Eardley who left in December 2009.  In March 2011, Mr. Eardley again assumed the role of CEO of the Company. Neither Mr. Tan nor Mr. Eardley nor Mr. Ipson received compensation.  There were no other executive officers for Realgold during the fiscal year 2010 except Mr. Ipson.  At this time, the Board of Directors has determined no compensation is warranted to the officers and directors until such time as a merger is completed or business operation is established.  At such time, executive compensation on an ongoing basis will be reviewed.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors and executive officers serving in any capacity for our Company, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Board of Directors Interlocks and Insider Participation in Compensation Decisions

No such interlocks existed and no such decisions were made during fiscal year 2011.

Option Plans

Realgold has no option plans and no outstanding options.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of March 21, 2012, with respect to the beneficial ownership of Realgold’s Common Stock by each director of Realgold and each person known by Realgold to be the beneficial owner of more than 5% of Realgold’s outstanding shares of Common Stock.  At March 21, 2012, there were 7,270,101 shares of common stock outstanding.  For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock, which such person has the right to acquire within 60 days after the date hereof. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

Title of Class	Name of Beneficial Owner	Number of Shares Owned	Percent of Class
	Principal Stockholders (5% of more)		(1)
Common	None
	Director(s) and Officers:
Common	Tan Lung Lai	991,951	13.64%

Common	All Officers and Director as a Group (one persons)	991,951	13.64%

(1) Calculated based on the 7,270,101 shares of common stock outstanding as of March 21, 2012.

Control by Existing Stockholders

As of March 21, 2012, our CEO, CFO , Director and President Tan Lung Lai holds 991,951 shares of common stock and 20,000 shares of Series A Preferred Stock, which entitle him to a total of 20,991,951 votes, which represent approximately 76.98% of the total votes represented by all our issued and outstanding common stock and preferred stock. As a result, Mr, Tan Lung Lai will most likely continue to be in a position to elect at least a majority of the Board of Directors of Realgold, to dissolve, merge or sell the assets of Realgold, and generally, to direct the affairs of Realgold.

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

During 2006, 2007, 2008 and 2009, a corporation affiliated with Kid Eardley, an officer and director of Realgold at the time, and Curtis Olsen, a shareholder of Realgold at the time, paid certain outstanding obligations of Realgold, and paid such other expenses as were required to bring Realgold current in its filings with the State of Nevada and to bring its accounting records current. Those amounts totaled $16,000 during 2006, $1,039 during 2007, $8,206 during 2008 and $1,500 during 2009, for a total of $26,745. On December 31, 2007, Realgold entered into a demand note payable with the corporation in the amount of $17,039 bearing interest at the rate of 7% per annum. At the same time, Realgold’s board of directors approved a line-of-credit obligation with the corporation allowing Realgold to borrow an additional $12,961 (for a total of $30,000), under the same terms and conditions. On April 30, 2008, Realgold entered into a demand note with its shareholder in the amount of $5,000 bearing interest at the rate of 7% per annum. On December 1, 2008, Realgold borrowed $3,206 through its line-of-credit. On July 9, 2009, Realgold borrowed an additional $1,500 through its line-of-credit. Accrued interest as of September 30, 2009 was $3,095.

In December 2009, Realgold converted $30,363 of notes into 674,727 shares of its common stock.  The notes were owed to Curtis Olsen a former director and to Capital Builders which is owned by Kip Eardley a former officer and director.  The notes were converted at the rate of $0.045 in principal and interest for every share of common stock. Capital Builders was owed $24,753 and Mr. Olsen was owed $5,610.

In December 2009, Curtis Olsen, a former director converted 100,000 shares of preferred stock of Realgold into 100,000 shares of common stock.

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

On December 15, 2011, the Company entered a Series A Preferred Stock Purchase Agreement with Tan Lung Lai, our President, CEO and CFO. Under the Agreement, the Company will issue 20,000 shares of Series A Preferred Stock to Tan Lung Lai for a total price of $ 20,000. Series A Preferred Stock is a class of preferred stock that the Company created on November 2, 2011. One share of Series A Preferred Stock may be converted into 1,000 shares of Common Stock. The 20,000 shares of Series A Preferred Stock that Tan Lung Lai purchases from Company may be converted into 20,000,000 shares of common stock. The holder of each one share of Series A Preferred Stock is entitled to 1,000 votes. Therefore, the 20,000 Shares of Series A Preferred Stock that Tan Lung Lai purchases from Company grant Tan Lung Lai with 20,000,000 votes of voting right.

The 20,000 shares of Series A Preferred Stock were issued to Tan Lung Lai on February 20, 2012. The sale of the 20,000 shares of Series A Preferred Stock has not been registered with the SEC and was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are:   $14,000 for 2011 and $15,000 for 2010.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:   $0 for 2011 and  $0 for 2010.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning:     $0 for 2011 and $0 for 2010.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees:     $0 for 2011 and $0 for 2010.

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

December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

Balance Sheets – As of December 31, 2011 and December 31, 2010

Statements of Operations – For the Years ended December 31, 2011 and 2010

Statements of Changes in Stockholders' Equity (Deficit) – For the Years ended December 31, 2011 and 2010

Statements of Cash Flows – For the Years ended December 31, 2011 and 2010

Notes to Financial Statements – For the Years ended December 31, 2011 and 2010

Financial Statement Schedules – There are no financial statement schedules included as part of this report

Exhibits – The following exhibits are included as part of this report:

Exhibit

Reference

Number

Number

Title of Document

Location

3.01

3

Articles of Incorporation

Incorporated by reference*

3.04

Bylaws

Incorporated by reference*

4.01

Specimen Stock Certificate

Incorporated by reference*

31.01

31

CEO certification Pursuant to 18 USC

Section 1350, as adopted pursuant to

Section 302 of Sarbanes-Oxley Act of 2002

This Filing

31.02

CFO certification Pursuant to 18 USC

Section 1350, as adopted pursuant to

Section 302 of Sarbanes-Oxley Act of 2002

This Filing

32.01

32

CEO Certification pursuant to Section 906

This Filing

32.02

CFO Certification pursuant to Section 906

This Filing

101

The following materials from our Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholder Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

101.INS** XBRL Instance

101.SCH** XBRL Taxonomy Extension Schema

101.CAL** XBRL Taxonomy Extension Calculation

101.DEF** XBRL Taxonomy Extension Definition

101.LAB** XBRL Taxonomy Extension Labels

101.PRE** XBRL Taxonomy Extension Presentation

*  Incorporated by reference from the Company's registration statement on Form 10 filed with the Commission, SEC file no. 000-21909.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned, thereunto duly authorized.

Realgold International Inc.

(formerly “Piranha Ventures, Inc.”)

By: /s/ Tan Lung Lai

     Tan Lung Lai, President, CEO, CFO

Date: March 29, 2012

Realgold International Inc.

 (formerly Piranha Ventures, Inc.)

Index to Financial Statements

Page

December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets – As of December 31, 2011 and December 31, 2010

F-3

Consolidated Statements of Operations – For the Years ended December 31, 2011 and 2010

F-4

Consolidated  Statement of Changes in Stockholders' Equity (Deficit) – For the Years ended

 December 31, 2011 and 2010

F-5

Consolidated Statements of Cash Flows – For the Years ended December 31, 2011 and 2010

F-6

Notes to Consolidated Financial Statements – For the Years ended December 31, 2011 and 2010

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Realgold International Inc. (formerly Piranha Ventures, Inc.)

We have audited the accompanying consolidated balance sheets of Realgold International Inc. (formerly Piranha Ventures, Inc.) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Realgold International Inc. (formerly Piranha Ventures, Inc.) as of December 31, 2011 and 2010, and the consolidated results of its operations, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

March 23, 2012

REALGOLD INTERNATIONAL INC.
(FORMERLY KNOWN AS PIRANHA VENTURES, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash in bank	$ -	$ 536

Total Current Assets	-	536

TOTAL ASSETS	$ -	$ 536

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Shareholder payable	12,442	-

Total Current Liabilities	12,442	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $.001 par value, 10,000,000 shares
authorized; no shares issued and outstanding	-	-

Common stock; $.001 par value, 25,000,000 shares
$.001 par value, 100,000,000 shares authorized;
1,270,101 and 1,750,004 shares issued and outstanding respectively	1,270	1,750
Capital in excess of par value	5,996,728	5,979,613
Retained deficit	(6,010,440)	(5,980,827)

Total Stockholders' Equity (Deficit)	(12,442)	536

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ 536

The accompanying notes are an integral part of these financial statements.

REALGOLD INTERNATIONAL, INC.

(FORMERLY KNOWN AS PIRANHA VENTURES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2011	2010
INCOME	$ -	$ -

EXPENSES
General and administrative	29,613	23,091
Total expenses	29,613	23,091

OPERATING LOSS	(29,613)	(23,091)

OTHER INCOME AND EXPENSE
Interest expense	-	-

LOSS BEFORE INCOME TAXES	(29,613)	(23,091)
Provision for income taxes	-	-

NET LOSS	$ (29,613)	$ (23,091)

LOSS PER SHARE - basic and diluted	$ (0.02)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	1,393,389	1,520,628

The accompanying notes are an integral part of these financial statements.

REALGOLD INTERNATIONAL, INC.

(FORMERLY KNOWN AS PIRANHA VENTURES, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER34S’ EQUITY (DEFICIT)

							Total
							Stockholders'
	Preferred Stock		Common Stock		Paid-in	Retained	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, December
31, 2009	-	$ -	1,361,115	$ 1,361	$ 5,962,502	$ (5,957,736)	$ 6,127

Common stock issued
for cash	-	-	222,222	222	9,778	-	10,000

Common stock issued to
settle related party notes	-	-	166,667	167	7,333	0	7,500

Net loss for the year	-	-	-	-	-	(23,091)	(23,091)

Balance, December
31, 2010	-	$ -	1,750,004	$ 1,750	$ 5,979,613	$ (5,980,827)	$ 536
Common stock cancelled
April 2011	-	-	(500,000)	(500)	500	-	-
Common stock round-up
from 10-1 reverse split	-	-	20,097	20	(23)	-	-

Paid in capital	-	-	-	-	16,635	-	16,635

Net loss for the year	-	-	-	-	-	(29,613)	(29,613)
Balance, December
31, 2011	-	$ -	1,270,101	$ 1,270	$ 5,996,728	$ (6,010,440)	$ (12,442)

\

The accompanying notes are an integral part of these financial statements.

REALGOLD INTERNATIONAL, INC.

(FORMERLY KNOWN AS PIRANHA VENTURES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (29,613)	$ (23,091)
Adjustments to reconcile net (loss) to net cash provided
by operating activities
Changes in assets and liabilities
(Decrease) increase in accounts payable	-	(1,415)
Increase in accrued interest – related parties	-	-

Net cash (used) by operating activities	(29,613)	(24,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	12,442	7,500
Advanced from former director	16,635	-
Sale of common stock	-	10,000

Net Cash Provided By Financing Activities	29,077	17,500

NET INCREASE (DECREASE) IN CASH	(536)	(7,006)

CASH - BEGINNING OF PERIOD	536	7,542

CASH - END OF PERIOD	$ -	$ 536

SUPPLEMENTAL INFORMATION
Interest paid during the period	$ -	$ -

Income taxes paid during the period	$ -	$ -

NON-CASH INVESTING AND FINANCING
Conversion of related party note payable into equity	$ 16,635	$ -

The accompanying notes are an integral part of these financial statements.

 Realgold International Inc.

(formerly Piranha Ventures, Inc.)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Organization – Realgold International Inc. (formerly Piranha Ventures, Inc.) (the “Company” or “Realgold”) was incorporated under the laws of the State of Arizona on November 14, 1994. On November 22, 1996, the Company reincorporated under the laws of the State of Nevada and effected a forward split of its common stock on a basis of approximately 242 shares of the Nevada corporation for each share of the Arizona corporation. The Company ceased to actively pursue its business operations relating to the publishing of interactive media software in July, 1999.

On April 21, 2010, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada to increase its authorized common shares from 90 million to 100 million. The financial statements have been retroactively restated to reflect these changes.

On December 15, 2011, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada changing its name from Piranha Ventures, Inc. to Realgold International Inc.

During December 2011, the Company established a subsidiary at Hong Kong, Realgold Venture Pte Limited, it does not have any operations other than acting as a holding entity.

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

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Realgold Venture Pte Limited. All inter-company balances and transactions have been eliminated in consolidation.

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

Realgold International Inc.

(formerly Piranha Ventures, Inc.)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

Note 2: Income Taxes

Due to losses at December 31, 2011 and December 31, 2010, the Company had no income tax liability and thus no provision for taxes was recorded. At December 31, 2011 and December 31, 2010 the Company had available unused operating loss carry forwards of approximately $6,010,440 and  $5,980,827, respectively, which may be applied against future taxable income and which expire in various years through 2030.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards. The net deferred tax assets are approximately $2,045,289 and $2,034,243 as of December 31, 2011 and December 31, 2010, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $11,046 during the year ended December 31, 2011.

Components of income tax are as follows:

Years Ended December 31,
	2011	2010
Current	$ -	$ -
Federal	-	-
State	-	-
	-	-
Deferred	-	-
	$ -	$ -

Realgold International Inc.

(formerly Piranha Ventures, Inc.)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 2: Income Taxes (Continued)

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	Years Ended December 31
	2011	2010
Income tax computed at
Federal statutory tax rate of 34%	$ (11,045)	$ (8,613)
Deferred taxes and other	11,045	8,613
	$ -	$ -

The Company has no tax positions at December 31, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended December 31, 2011 and 2010, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2011 and 2010.

Note 3: Capital Stock

Preferred Stock –

The Company has 10,000,000 shares of authorized preferred stock at $0.01 par value. As of December 31, 2011 and 2010, the Company has no preferred stocks issued and outstanding.

Common Stock –

On June 15, 2010, the Company converted its outstanding related party notes payable totaling $5,000 into 111,111 shares of Common Stock.

On June 15, 2010, the Company offered and sold 166,666 shares of its common stock for $0.045 per share to qualified purchasers through an offer and sale in compliance with exemptions from state and federal registration requirements.

On November 9, 2010, the Company converted its outstanding related party notes payable totaling $2,500 into 55,556 shares of Common Stock.

On December 30, 2010, the Company offered and sold 55,556 shares of its common stock for $0.045 per share to qualified purchasers through an offer and sale in compliance with exemptions from state and federal registration requirements.

On April 21, 2011, the Company cancelled 500,000 shares that were issued in 2009 and 2010 to certain shareholders that in turn sold their shares to the current president of the Company with his intention to cancel the shares to reduce insider holdings. Accordingly, a credit to common stock at $500 and debit to paid-in capital was recorded.

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

 Realgold International Inc.

(formerly Piranha Ventures, Inc.)

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Note 4: Related Party Transactions

During 2006, 2007, 2008 and 2009, a corporation, a previous officer and director of the Company and a shareholder of the Company paid certain outstanding obligations of the Company, and paid such other expenses as were required to bring the Company current in its filings with the State of Nevada and to bring its accounting records current. Those amounts totaled $16,000 during 2006, $1,039 during 2007, $8,206 during 2008 and $1,500 during 2009, for a total of $26,745. On December 31, 2007, the Company entered into a demand note payable with the corporation in the amount of $17,039 bearing interest at the rate of 7% per annum. At the same time, the Company’s board of directors approved a line-of-credit obligation with the corporation allowing the Company to borrow an additional $12,961 (for a total of $30,000), under the same terms and conditions. On April 30, 2008, the Company entered into a demand note with its shareholder in the amount of $5,000 bearing interest at the rate of 7% per annum. On December 1, 2008, the Company borrowed $3,206 through its line-of-credit. On July 9, 2009, the Company borrowed an additional $1,500 through its line-of-credit. Accrued interest as of December 31, 2009 was $3,617. Total notes payable with accrued interest as of December 31, 2009 was $30,363. On December 31, 2009, the Company converted its outstanding related party notes payable totaling $30,363 into 6,747,266 shares of Common Stock. In the first quarter of 2010 a related party loaned the Company $5,000.  On June 15, 2010, the Company converted the notes payable into 111,111 shares of Common Stock.   In the third quarter of 2010 a related party loaned the Company $2,500.  On November 9, 2010, the Company converted the notes payable into 55,556 shares of Common Stock.

In the second quarter of 2011 the then president of the Company acquired 500,000 shares of previously issued common shares from the former president and individuals in a private transaction, who had previously purchased such shares from the Company since September 2009, these shares were promptly cancelled from the Company’s books and records. In the first nine months of 2011 a related party loaned the Company $11,543. On September 19, 2011 the former President and majority shareholder of the Company entered into a Stock Purchase Agreement whereby he would transfer 991,951 restricted common shares for cash, forgiveness of the $16,635 outstanding related party note payable and payment of all accounts payable as of the date of the Stock Purchase Agreement.

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

On February 2012, we issued 6,000,000 shares of common stock to a group of 64 non-US individuals for a total price of $ 600,000 ($ 0.10 per share).

On February 2012 our CEO purchased  series A Preferred Stock for a total price of $20,000 . One share of Series A Preferred Stock may be converted into 1,000 shares of Common Stock. The 20,000 shares of Series A Preferred Stock that our CEO, Tan Lung Lai, purchased from the Company may be converted into 20,000,000 shares of common stock. The holder of each one share of Series A Preferred Stock is entitled to 1,000 votes. Therefore, the 20,000 Shares of Series A Preferred Stock that Tan Lung Lai purchased from Company grant Tan Lung Lai with 20,000,000 votes of voting rights.