Form 10-Q
period 2012-06-30
REALGOLD INTERNATIONAL INC
filed 2012-08-14
CIK 1027235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of June 30, 2012 and August 04, 2012, there are 7,270,101 shares of common stock issued and outstanding, respectively.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Realgold International Inc.

 (formerly Piranha Ventures, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2012

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

REALGOLD INTERNATIONAL INC.
(FORMERLY KNOWN AS PIRANHA VENTURES, INC.)
CONSOLIDATED BALANCE SHEETS - Unaudited

	June 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash in bank	$ 576,481	$ -

Total Current Assets	576,481	-

TOTAL ASSETS	$ 576,481	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$ 4,500	$ -
Shareholder Payable	$ 12,442	$ 12,442

Total Current Liabilities	16,942	12,442

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $.001 par value, 10,000,000 shares
authorized; 20,000 and 0 shares issued and outstanding, respectively	20	-

Common stock; $.001 par value, 25,000,000 shares
$.001 par value, 990,000,000 shares authorized;
7,270,101 and 1,270,101 shares issued and outstanding, respectively	7,270	1,270
Additional Paid in Capital	8,590,708	5,996,728
Retained deficit	(8,038,459)	(6,010,440)

Total Stockholders' Equity (Deficit)	559,539	(12,442)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 576,481	$ -

The accompanying notes are an integral part of these financial statements.

REALGOLD INTERNATIONAL INC.
(FORMERLY KNOWN AS PIRANHA VENTURES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Fort the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

INCOME	$ -	$ -	$ -	$ -

EXPENSES
General and administrative	$ 31,019	$ 3,558	$ 2,028,019	$ 9,201
Total expenses	$ 31,019	$ 3,558	$ 2,028,019	$ 9,201

OPERATING LOSS	$ (31,019)	$ (3,558)	$ (2,028,019)	$ (9,201)

OTHER INCOME AND EXPENSE
Interest expense	$ -	$ -	$ -	$ -

LOSS BEFORE INCOME TAXES	$ (31,019)	$ (3,558)	$ (2,028,019)	$ (9,201)
Provision for income taxes	$ -	$ -	$ -	$ -

NET LOSS	$ (31,019)	$ (3,558)	$ (2,028,019)	$ (9,201)

Deemed dividend of preferred stock	$ -	$ -	$ -	$ -
NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS	$ (31,019)	$ (3,558)	$ (2,028,019)	$ (9,201)

LOSS PER SHARE - basic and diluted	$ (0.00)	$ (0.00)	$ (0.35)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES- basic and diluted	$ 7,270,101	$ 1,348,330	$ 5,770,101	$ 1,538,507

The accompanying notes are an integral part of these financial statements.

REALGOLD INTERNATIONAL INC.
(FORMERLY KNOWN AS PIRANHA VENTURES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS - unaudited

	For the six months ended
	June 30,	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (2,028,019)	$ (9,201)
Adjustments to reconcile net (loss) to net cash used
by operating activities
Share-based Compensation	1,980,000	-
Changes in assets and liabilities
(Decrease) increase in accounts payable	4,500	-

Net cash (used) by operating activities	(43,519)	(9,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	-	8,671
Proceeds from Issuance of Preferred Stock or Preference Stock	20,000	-
Proceeds from Issuance of Common Stock	600,000	-

Net Cash Provided By Financing Activities	620,000	8,671

NET INCREASE (DECREASE) IN CASH	576,481	(530)

CASH - BEGINNING OF PERIOD	-	536

CASH - END OF PERIOD	$ 576,481	$ 6

SUPPLEMENTAL INFORMATION
Interest paid during the period	$ -	$ -

Income taxes paid during the period	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Realgold International Inc.

(formerly Piranha Ventures, Inc.)

Notes to Consolidated Financial Statements - unaudited

June 30, 2012 and December 31, 2011

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011. The Company follows the same accounting policies in the preparation of interim reports.

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

On May 23, 2012, the Board of Directors of the Company adopted an Amendment to the Articles of Incorporation to increase authorized stock from 10,000,000 preferred shares and 99,000,000 common shares to 10,000,000 preferred shares and 990,000,000 common shares.

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

Income (Loss) Per Common Share

Basic and diluted net loss per common share is computed using the net loss applicable to common shareholders and the weighted average number of shares of common stock outstanding. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from conversion of preferred stocks are anti-dilutive for all periods presented. The fully diluted shares would be 27,270,101 and 20,770,101 for the three and six months ended June 30, 2012, respectively.

Recently Issued Accounting Pronouncements

The Company has reviewed recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

Note 2: Income Taxes

Due to losses at June 30, 2012 and  December 31, 2011, the Company had no income tax liability and thus no provision for taxes was recorded. At June 30, 2012 and December 31, 2011 the Company had available unused operating loss carry forwards of approximately $8,812,180  and $6,010,440, respectively, which may be applied against future taxable income and which expire in various years through 2030.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards. The net deferred tax assets are approximately $2,801,740 and $2,045,289 as of June 30, 2012 and December 31, 2011, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $756,451 during the three months ended June 30, 2012.

Note 2: Income Taxes (Continued)

The Company has no tax positions at June 30, 2012 and December 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended June 30, 2012 and December 31, 2011, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at June 30, 2011 and December 31, 2011. Income tax periods 2009, 2010, and 2011 are open for examination by taxing authorities.

Note 3: Capital Stock

Preferred Stock –

The Company has 10,000,000 shares of authorized preferred stock at $0.01 par value. As of June 30, 2012 and December 31, 2011, the Company has 20,000 and zero shares of preferred stocks issued and outstanding, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under FASB ASC subtopic 718-10, Compensation – Stock Compensation: Overall. Under FASB Subtopic 718-10, the Company measures the cost of the employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the requisite service periods.

During February, 2012, stock based compensation for $1,980,000 was recorded when the Company issued 20,000 shares of preferred stock to our CEO for proceeds of $20,000. The preferred stock has an estimated fair value of $2,000,000 on the grant date. The Company allocated proceeds of $20,000 to preferred stock and $1,980,000 was recorded as stock compensation.

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

In February 2012, the Company issued 6,000,000 shares of common stock to a group of 64 non-US individuals for a total price of $ 600,000 ($ 0.10 per share).

Note 4: Related Party Transactions

In the second quarter of 2011 the previous president of the Company acquired 500,000 shares of previously issued common shares from the former president and individuals in a private transaction, who had previously purchased such shares from the Company since September 2009. These shares, were promptly cancelled from the Company’s books and records. In the first nine months of 2011 a related party loaned the Company $11,543. On September 19, 2011 the former President and majority shareholder of the Company entered into a Stock Purchase Agreement whereby he would transfer 991,951 restricted common shares for cash, forgiveness of the $16,635 outstanding related party note payable and payment of all accounts payable as of the date of the Stock Purchase Agreement.

Note 4: Related Party Transactions (continued)

On February 20, 2012, the Company issued 20,000 shares of Series A Preferred Stock to Tan Lung Lai, the Company’s President, CEO and CFO, for a total price of $ 20,000, under a Series A Preferred Stock Purchase Agreement that the Company entered with Tan Lung Lai on December 15, 2011. The Series A Preferred Stock is a class of preferred stock that the Company created on November 2, 2011. One share of Series A Preferred Stock may be converted into 1,000 shares of Common Stock and the holder of each one share of Series A Preferred Stock is entitled to 1,000 votes. The 20,000 shares of Series A Preferred Stock that Tan Lung Lai purchased from the Company may be converted into 20,000,000 shares of common stock and also granted Tan Lung Lai with 20,000,000 votes of voting rights.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This periodic report contains certain forward-looking statements with respect to the Plan of Operation provided below, including information regarding the Company’s financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, and the plans and objectives of management. The statements made as part of the Plan of Operation that are not historical facts are hereby identified as "forward-looking statements."

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  Realgold believes there have been no significant changes during the three month period ended June 30, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2012, Realgold had $576,481 in cash and $16,942 in liabilities.  Realgold has only incidental ongoing expenses primarily associated with maintaining its corporate status and filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2012 the Company had a net loss of $31,019 and $2,208,019, respectively compared to $3,558 and $9,201 loss for the three and six months ended June 30, 2011. The increase mainly consists of stock based compensation for $1,980,000 which was recorded when the Company issued 20,000 shares of preferred stock to our CEO with proceeds of $20,000. The preferred stock has an estimated fair value of $2,000,000 on the grant date. Accordingly, we allocated proceeds of $20,000 to preferred stock and $1,980,000 was recorded as stock compensation. The Company anticipates losses to remain at the present level until a business opportunity is found. The Company had no revenue during the three and six months ended June 30, 2012. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2012.  Based on this evaluation, our management concluded that, as of June 30, 2012, our internal control over financial reporting was not effective.

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

On December 15, 2011, the Company entered into a Series A Preferred Stock Purchase Agreement with Tan Lung Lai, our President, CEO and CFO. Under the Agreement, the Company issued 20,000 shares of Series A Preferred Stock to Tan Lung Lai for a total price of $ 20,000. Series A Preferred Stock is a class of preferred stock that the Company created on November 2, 2011. One share of Series A Preferred Stock may be converted into 1,000 shares of Common Stock and the holder of each one share of Series A Preferred Stock is entitled to 1,000 votes.. The 20,000 shares of Series A Preferred Stock that Tan Lung Lai purchased from Company may be converted into 20,000,000 shares of common stock. Therefore, the 20,000 Shares of Series A Preferred Stock that Tan Lung Lai purchased from the Company grant Tan Lung Lai with 20,000,000 votes of voting rights.

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

During the three months ended June 30, 2012, we have not purchased any equity securities.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  (Mine Safety Disclosures)

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

Dated: August 13, 2012

By:

/s/ Tan Lung Lai

     Tan Lung Lai

Chief Executive Officer

Chief Financial Officer

11