Form 10-Q
period 2012-09-30
REALGOLD INTERNATIONAL INC
filed 2012-11-19
CIK 1027235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of September 30, 2012 and November 19, 2012, there are 7,270,101 shares of common stock issued and outstanding, respectively.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Realgold International Inc.

 (formerly Piranha Ventures, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2012

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

REALGOLD INTERNATIONAL INC.
(FORMERLY KNOWN AS PIRANHA VENTURES, INC.)
BALANCE SHEETS - Unaudited

	Sept. 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash in bank	$ 494,754	$ -
Prepaid expense	-	-

Total Current Assets	494,754	-

TOTAL ASSETS	$ 494,754	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$ 19,800	$ -
Shareholder Payable	$ 12,442	$ 12,442

Total Current Liabilities	32,242	12,442

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $.001 par value, 10,000,000 shares
authorized; 20,000 and 0 shares issued and outstanding, respectively	20	-

Common stock; $.001 par value, 25,000,000 shares
$.001 par value, 90,000,000 shares authorized;
7,270,101 and 1,270,101 shares issued and outstanding, respectively	7,270	1,270
Capital in excess of par value	8,590,708	5,996,728
Retained deficit	(8,135,486)	(6,010,440)

Total Stockholders' Equity (Deficit)	462,512	(12,442)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 494,754	$ -

REALGOLD INTERNATIONAL INC.
(FORMERLY KNOWN AS PIRANHA VENTURES, INC.)
STATEMENTS OF OPERATIONS - Unaudited

	Fort the three months ended		For the Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2012	2011	2012	2011

INCOME	$ -	$ -	$ -	$ -

EXPENSES
General and administrative	$ 97,027	$ 7,970	$ 2,125,046	$ 17,171
Total expenses	$ 97,027	$ 7,970	$ 2,125,046	$ 17,171

OPERATING LOSS	$ (97,027)	$ (7,970)	$ (2,125,046)	$ (17,171)

OTHER INCOME AND EXPENSE
Interest expense	$ -	$ -	$ -	$ -

LOSS BEFORE INCOME TAXES	$ (97,027)	$ (7,970)	$ (2,125,046)	$ (17,171)
Provision for income taxes	$ -	$ -	$ -	$ -

NET LOSS	$ (97,027)	$ (7,970)	$ (2,125,046)	$ (17,171)

Deemed dividend of preferred stock	$ -	$ -	$ -	$ -

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS	$ (97,027)	$ (7,970)	$ (2,125,046)	$ (17,171)

LOSS PER SHARE - basic and diluted	$ (0.01)	$ (0.01)	$ (0.34)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES- basic and diluted	$ 7,270,101	$ 1,269,786	$ 6,270,101	$ 1,459,220

REALGOLD INTERNATIONAL INC.
(FORMERLY KNOWN AS PIRANHA VENTURES, INC.)
STATEMENTS OF CASH FLOWS - unaudited

	For the nine months ended
	Sept. 30	Sept. 30
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (2,125,046)	$ (17,171)
Adjustments to reconcile net (loss) to net cash used
by operating activities
Stock based compensation	1,980,000	-
Changes in assets and liabilities
Increase in prepaid expenses		-
(Decrease) increase in accounts payable	19,800	-
Increase in accrued interest - related parties	-	-

Net cash (used) by operating activities	(125,246)	(17,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	-	16,635
Additional paid in capital	-	-
Sale of preferred stock	20,000	-
Sale of common stock	600,000	-

Net Cash Provided By Financing Activities	620,000	16,635

NET INCREASE (DECREASE) IN CASH	494,754	(536)

CASH - BEGINNING OF PERIOD	-	536

CASH - END OF PERIOD	$ 494,754	$ -

SUPPLEMENTAL INFORMATION
Interest paid during the period	$ -	$ -

Income taxes paid during the period	$ -	$ -

NON-CASH INVESTING AND FINANCING
Related party payable offset accounts payables	$ -	$ -
Conversion of related party note payable into equity		$ 16,635

The accompanying notes are an integral part of these financial statements.

Realgold International Inc.

(formerly Piranha Ventures, Inc.)

Notes to Consolidated Financial Statements - unaudited

September 30, 2012 and December 31, 2011

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

September 30, 2012 and December 31, 2011

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

Realgold International Inc.

(formerly Piranha Ventures, Inc.)

Notes to Consolidated Financial Statements - unaudited

September 30, 2012 and December 31, 2011

Income (Loss) Per Common Share

Basic and diluted net loss per common share is computed using the net loss applicable to common shareholders and the weighted average number of shares of common stock outstanding. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from conversion of preferred stocks are anti-dilutive for all periods presented. The fully diluted shares would be 27,270,101 and 20,770,101 for the three and nine months ended September 30, 2012, respectively.

Recently Issued Accounting Pronouncements

The Company has reviewed recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

Note 2: Income Taxes

Due to losses at September 30, 2012 and December 31, 2011, the Company had no income tax liability and thus no provision for taxes was recorded. At September 30, 2012 and December 31, 2011 the Company had available unused operating loss carry forwards of approximately $8,848,371 and $6,010,440, respectively, which may be applied against future taxable income and which expire in various years through 2030.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards. The net deferred tax assets are approximately $2,837,931 and $2,045,289 as of September 30, 2012 and December 31, 2011, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $792,642 during the nine months ended September 30, 2012.

 Realgold International Inc.

(formerly Piranha Ventures, Inc.)

Notes to Consolidated Financial Statements - unaudited

September 30, 2012 and December 31, 2011

Note 2: Income Taxes (Continued)

The Company has no tax positions at September 30, 2012 and December 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended September 30, 2012 and December 31, 2011, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at September 30, 2011 and December 31, 2011. Income tax periods 2009, 2010, and 2011 are open for examination by taxing authorities.

Note 3: Capital Stock

Preferred Stock –

The Company has 10,000,000 shares of authorized preferred stock at $0.01 par value. As of September 30, 2012 and December 31, 2011, the Company has 20,000 and zero shares of preferred stock issued and outstanding, respectively.

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

September 30, 2012 and December 31, 2011

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

Note 4: Related Party Transactions

In the second quarter of 2011, the previous president of the Company acquired 500,000 shares of previously issued common shares from the former president and individuals in a private transaction, who had previously purchased such shares from the Company since September 2009. These shares, were promptly cancelled from the Company’s books and records. In the first nine months of 2011 a related party loaned the Company $11,543. On September 19, 2011 the former President and majority shareholder of the Company entered into a Stock Purchase Agreement whereby he would transfer 991,951 restricted common shares for cash, forgiveness of the $16,635 outstanding related party note payable and payment of all accounts payable as of the date of the Stock Purchase Agreement.

Realgold International Inc.

(formerly Piranha Ventures, Inc.)

Notes to Consolidated Financial Statements - unaudited

September 30, 2012 and December 31, 2011

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  Realgold believes there have been no significant changes during the three month period ended September 30, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2012, Realgold had $494,754 in cash and $32,242 in liabilities.  Realgold has only incidental ongoing expenses primarily associated with maintaining its corporate status and filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2012 the Company had a net loss of $97,027 and $2,125,046, respectively compared to $7,970 and $17,171 loss for the three and nine months ended September 30, 2011. The increase mainly consists of stock based compensation for $1,980,000 which was recorded when the Company issued 20,000 shares of preferred stock to our CEO with proceeds of $20,000. The preferred stock has an estimated fair value of $2,000,000 on the grant date. Accordingly, we allocated proceeds of $20,000 to preferred stock and $1,980,000 was recorded as stock compensation. The Company anticipates losses to remain at the present level until a business opportunity is found. The Company had no revenue during the three and nine months ended September 30, 2012. The Company does not anticipate any revenue until it locates a new business opportunity.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

N/A-Smaller Reporting Company

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, consisting of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We believe our controls do provide reasonable assurances.

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

Our management, the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2012.  Based on this evaluation, our management concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our financial statements are prepared by our financial and accounting staff under the direction of our Chief Financial Officer in accordance with generally accepting accounting principles in effect in the PRC; however we engage an outside consultant to convert our financial statements for presentation in accordance with generally accepted accounting principles in effect in the United States ("US GAAP"). We believe our internal controls over financial reporting in accordance with PRC GAAP are adequate for the proper supervision of the conduct of our business. Nevertheless, the need to convert our financial statements into US GAAP and the lack of familiarity of our accounting staff with US GAAP and US securities laws and regulations is a deficiency in our internal controls over financial reporting and disclosure controls and procedures. This deficiency will not be considered remediated until we hire financial and accounting personnel with the requisite knowledge and experience concerning US GAAP.

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

During the three months ended September 30, 2012, we have not purchased any equity securities.

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

Dated: November 19, 2012

By:  /s/ Tan Lung Lai

     Tan Lung Lai

Chief Executive Officer

Chief Financial Officer