Form 10-Q/A
period 2012-09-30
REALGOLD INTERNATIONAL INC
filed 2012-11-26
CIK 1027235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of September 30, 2012 and November 26, 2012, there are 7,270,101 shares of common stock issued and outstanding, respectively.

The purpose of this Form 10-Q/A Amendment is to furnish the Interactive data files pursuant to Rule 405 of Regulation S-T.

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

Dated: November 26, 2012

By:

/s/ Tan Lung Lai

     Tan Lung Lai

Chief Executive Officer

Chief Financial Officer

19