Form 10-Q
period 2012-12-31
REALGOLD INTERNATIONAL INC
filed 2013-02-21
CIK 1027235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[   ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

[ X ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from October 1, 2012  to December 31, 2012

Realgold International, Inc.

(Name of Registrant as Specified in its Charter)

Nevada	000-21909	86-0779928
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer ID No.)

Unit 1202, Level 12, One Peking,

1 Peking Road, Tsim Sha Tsui,

Kowloon, Hong Kong

 (Address of principal executive office)

Registrant's telephone number, including area code: +852 39809369

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes o  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of  February 19,  2013, there are 51,960,101 shares of common stock issued and outstanding.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Realgold International Inc.

 (formerly Piranha Ventures, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2012

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

REALGOLD INTERNATIONAL INC.
(FORMERLY KNOWN AS PIRANHA VENTURES, INC.)
CONSOLIDATED BALANCE SHEETS - Unaudited

	December 31,	March 31,
	2012	2012
ASSETS

CURRENT ASSETS
Cash in bank	$ 37,810	$ 581,000
Prepaid expenses	-	22,000

Total Current Assets	37,810	603,000

Related party receivables	809,901	-

TOTAL ASSETS	$ 847,711	$ 603,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$ 32,210	$ -
Other Payable	3,823	-
Shareholder Payable	-	12,442

Total Current Liabilities	36,033	12,442

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $.001 par value, 10,000,000 shares
authorized; 20,000 shares issued and outstanding, respectively	20	20

Common stock; $.001 par value, 990,000,000 shares
authorized; 51,960,101 and 7,270,101 shares
issued and outstanding, respectively	51,960	7,270
Capital in excess of par value	8,992,918	8,590,708
Retained deficit	(8,233,217)	(8,007,440)
Accumulated other comprehensive income	(3)	-

Total Stockholders' Equity (Deficit)	811,678	590,558

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 847,711	$ 603,000

The accompanying notes are an integral part of these financial statements.

REALGOLD INTERNATIONAL INC.
(FORMERLY KNOWN AS PIRANHA VENTURES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - UNAUDITED

	Fort the three months ended		For the nine months ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011

Revenue	$ 48,431	-	$ 48,431	-
Cost of sales	35,162	-	35,162	-
Gross Margin	13,269	-	13,269	-

EXPENSES
General and administrative	33,004	12,442	239,046	23,970
Total expenses	33,004	12,442	239,046	23,970

OPERATING LOSS	(19,735)	(12,442)	(225,777)	(23,970)

OTHER INCOME AND EXPENSE
Interest expense	-	-	-	-

LOSS BEFORE INCOME TAXES	(19,735)	(12,442)	(225,777)	(23,970)
Provision for income taxes	-	-	-	-

NET LOSS	$ (19,735)	$ (12,442)	$ (225,777)	$ (23,970)
COMPREHENSIVE LOSS
Foreign currency translation loss	(3)	-	(3)	-

COMPREHENSIVE LOSS	$ (19,738)	$ (12,442)	$ (225,780)	$ (23,970)
LOSS PER SHARE - basic and diluted	$ (0.00)	$ (0.01)	$ (0.02)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES- basic and diluted	26,700,536	$ 1,270,101	13,770,465	$ 1,270,101

The accompanying notes are an integral part of these financial statements.

REALGOLD INTERNATIONAL INC.
(FORMERLY KNOWN AS PIRANHA VENTURES, INC.)
STATEMENTS OF CASH FLOWS - unaudited

	For the nine months ended
	December 31	December 31
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (225,777)	$ (23,970)
Adjustments to reconcile net (loss) to net cash used
by operating activities
Changes in assets and liabilities:
Prepaid expenses	22,000	-
Accounts Payable	32,210
Other Payable	3,823	(2,360)

Net cash (used) by operating activities	(167,744)	(26,330)

CASH FLOWS FROM INVESTING ACTIVITIES
Advanced to related party	(809,901)	-
Net Cash Required By Investing Activities	(809,901)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	-	9,197
Payments - related party payable	(12,442)	-
Proceeds from Sale of common stock	446,900	16,635

Net Cash Provided By Financing Activities	434,458	25,832

Effect of Changes in Exchange Rate	(3)	-
NET INCREASE (DECREASE) IN CASH	(543,190)	(498)
CASH - BEGINNING OF PERIOD	581,000	-
CASH - END OF PERIOD	$ 37,810	$ (498)

SUPPLEMENTAL INFORMATION
Interest paid during the period	$ -	$ -

Income taxes paid during the period	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Realgold International Inc.

(formerly Piranha Ventures, Inc.)

Notes to Consolidated Financial Statements - unaudited

December 31, 2012 and December 31, 2011

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the Form 8-K/A Current Report filed by the Company on November 22, 2012 . The Company follows the same accounting policies in the preparation of interim reports.

Organization – Realgold International Inc. (formerly Piranha Ventures, Inc.) (the “Company” or “Realgold”) was incorporated under the laws of the State of Arizona on November 14, 1994. On November 22, 1996, the Company reincorporated under the laws of the State of Nevada and effected a forward split of its common stock on a basis of approximately 242 shares of the Nevada corporation for each share of the Arizona corporation. The Company ceased to actively pursue its business operations relating to the publishing of interactive media software in July, 1999.  On December 15, 2011, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada changing its name from Piranha Ventures, Inc. to Realgold International Inc.  During December 2011, the Company established a subsidiary in Hong Kong, Realgold Venture Pte Limited (Realgold Venture”).

On November 22, 2012, Realgold Venture entered into a Lease Management Agreement (“Lease Management Agreement”) with Zhuhai Tengfei Investment Co., Ltd. (“Tengfei Investment”), a limited liability company formed under the laws of the People’s Republic of China (“China” or “PRC”). Under the Lease Management Agreement, Tengfei Investment leased the managerial and operating rights of Zhuhai Tengda International Travel Agency Co., Ltd. (“Tengda Travel”), a wholly owned subsidiary of Tengfei Investment, to Realgold Venture. Based on the agreement, Realgold obtained 20 years of business operation right from Tengda Travel from Nov 11, 2012 to November 19, 2032 for a consideration of US$16,048 (RMB100,000) per year.

On November 25, 2012, Realgold Venture entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement’) with Tengfei Investment. Under the Ownership Transfer Agreement, Tengfei Investment transfers to Realgold Venture 100% of the ownership of Zhuhai Tengda Business Hotel Co., Ltd. (“Tengda Hotel”) for a total transfer price of RMB 400,000 Yuan (approximately $64,192).

On November 29, 2012, the Bureau of Science and Technology Industry Trade and Information of Zhuhai City approved the ownership transfer of Tengda Hotel to Realgold Venture. As of January 02, 2013, we have filed the notice of ownership transfer with Guangdong Province Department of Foreign Trade and Economic Cooperation.

Tengda Hotel and Tengda Travel are wholly owned subsidiaries of Tengfei Investment. They are considered as entities under common control. Accordingly, the financial statements for Tengda Hotel and Tengda Travel have been consolidated for all periods presented, similar to a pooling-of-interests.

Tengda Travel is a limited liability company formed under the laws of the People’s Republic of China on December 23, 2011. As of September 30, 2012, Tengda Travel had registered capital of RMB 300,000, or approximately $47,662 based on the exchange rate as of September 30, 2012. Tengda Travel’s principal activity is to provide packaged tours, air ticketing, reservation of hotel rooms and golf courses and organize corporate conferences, exhibitions and show events for its customers.

Tengda Hotel, formerly named Zhuhai Meihua Hotel Co., Ltd., is a limited liability company formed under the laws of the People’s Republic of China on January 16, 2006. Tengda Hotel had registered capital of RMB 500,000, or approximately $79,403 based on the exchange rate as of March 31, 2012. Tengda Hotel is a three-star hotel with 59 guest rooms, including 24 Standard Rooms, 24 Deluxe Rooms, 10 Business Rooms and 1 Luxury Suite, with many other amenities including fitness club, gym, business center, gift shop, meeting room , ballroom, game room, and a large parking lot.

Upon the completion of the said ownership transfer, Tengda Hotel becomes the wholly owned subsidiary of Realgold Venture.

Realgold International Inc.

(formerly Piranha Ventures, Inc.)

Notes to Consolidated Financial Statements - unaudited

December 31, 2012 and December 31, 2011

On May 23, 2012, the Board of Directors of the Company adopted an Amendment to the Articles of Incorporation to increase authorized stock from 10,000,000 preferred shares and 99,000,000 common shares to 10,000,000 preferred shares and 990,000,000 common shares.

Set forth below is the Company’s organizational chart:

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

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

Realgold International Inc.

(formerly Piranha Ventures, Inc.)

Notes to Consolidated Financial Statements - unaudited

December 31, 2012 and December 31, 2011

On November 29, 2012, Realgold changed its fiscal year end from December 31 to March 31. Certain reclassifications have been made to the previous year’s financial statements to conform to current year presentation, with no effect on previously reported net income.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Management believes that the Company’s cash and cash equivalents held by major banks located in the PRC are of high credit quality as of December 31, 2012.

Revenue Recognition

The Company plans to recognize revenue when the following four conditions are present: (1) persuasive evidence of an agreement exists, (2) the price is fixed or determinable, (3) delivery has occurred or services are rendered, and (4) collection is reasonably assured.

Revenue derived from hotel services is recognized when the rooms are occupied and the services are performed. Travel agency services revenues are recognized when the travel-related service, golf package service or transportation is provided, or when the organization service of corporate conferences, exhibitions and show events is commenced. Deferred revenue consisting of deposits paid in advance is recognized as revenue when the services are performed for hotels and upon commencement of travel agency services.

Credit risk

The Company may be exposed to credit risk from its cash and fixed deposits at banks. No allowance has been made for estimated irrecoverable amounts determined by reference to past default experience and the current economic environment.

Realgold International Inc.

(formerly Piranha Ventures, Inc.)

Notes to Consolidated Financial Statements - unaudited

December 31, 2012 and December 31, 2011

Property, plant and equipment

Fixed assets, comprising office equipment are stated at cost less accumulated depreciation. Depreciation for office equipment, except computers, is computed using the straight-line method over the estimated useful lives of 5 years. Depreciation for computers is computed using the straight-line method over the estimated useful lives of 3 years.

Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income and foreign currency translation adjustments.

Foreign currency translation

Assets and liabilities of the Company with a functional currency other than US$ are translated into US$ using year end exchange rates. Income and expense items are translated at the average exchange rates in effect during the year. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

2012
Nine months end RMB : USD exchange rate	6.2313
Nine-months-average RMB : USD exchange rate	6.2517

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Income (Loss) Per Common Share

Basic and diluted net loss per common share is computed using the net loss applicable to common shareholders and the weighted average number of shares of common stock outstanding. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from conversion of preferred stocks are anti-dilutive for all periods presented. The fully diluted shares would be 46,700,536 and 33,770,465 for the three and nine months ended December 31, 2012, respectively.

Realgold International Inc.

(formerly Piranha Ventures, Inc.)

Notes to Consolidated Financial Statements - unaudited

December 31, 2012 and December 31, 2011

Recently Issued Accounting Pronouncements

The Company has reviewed recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

Note 2: Income Taxes

Due to losses at December 31, 2012 and March 31, 2012, the Company had no income tax liability and thus no provision for taxes was recorded. At December 31, 2012 and March 31, 2012 the Company had available unused operating loss carry forwards of approximately $8,882,705 and $8,007,440, respectively, which may be applied against future taxable income and which expire in various years through 2030.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards. The net deferred tax assets are approximately $2,880,000 and $2,800,000 as of December 31, 2012 and March 31, 2012, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $80,000 during the nine months ended December 31, 2012.

The Company has no tax positions at December 31, 2012 and March 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended December 31, 2012 and March 31, 2012, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2011 and March 31, 2012. Income tax periods 2009, 2010, and 2011 are open for examination by taxing authorities.

Note 3: Capital Stock

Preferred Stock

The Company has 10,000,000 shares of authorized preferred stock at $0.01 par value. As of December 31, 2012 and March 31, 2012, the Company has 20,000 and 20,000 shares of preferred stock issued and outstanding, respectively.

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

December 31, 2012 and December 31, 2011

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

On November 21, 2012, the Company entered into a Regulation S Stock Purchase Agreement with a group of 35 non-US individual purchasers (“Purchasers”). Under the Agreement, the Company issued a total of Forty-Four Million Six Hundred Ninety Thousand (44,690,000) shares of common stock to Purchasers for a total price of $ 446,900 ($ 0.01 per share).

Note 4:  Acquisition and Pro Forma Statement

On November 22, 2012, Realgold’s wholly owned subsidiary Realgold Venture entered into a Lease Management Agreement (“Lease Management Agreement”) with Tengfei Investment. Under the Lease Management Agreement, Tengfei Investment leased the managerial and operating rights of Tengda Travel, a wholly owned subsidiary of Tengfei Investment, to Realgold Venture.

On November 25, 2012, Realgold Venture entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement’) with Tengfei Investment. Under the Ownership Transfer Agreement, Tengfei Investment transfers to Realgold Venture 100% of the ownership of Tengda Hotel for a total transfer price of RMB 400,000 Yuan (approximately $64,191).

On November 29, 2012, the Bureau of Science and Technology Industry Trade and Information of Zhuhai City approved the ownership transfer of Tengda Hotel to Realgold Venture. As of January 02, 2013, we have filed the notice of ownership transfer with Guangdong Province Department of Foreign Trade and Economic Cooperation.

Upon the completion of the said ownership transfer, Tengda Hotel becomes the wholly owned subsidiary of Realgold Venture.

Pro Forma Financial Information

The unaudited pro forma financial information presented below summarizes the consolidated operating results of the Company and Tengda Hotel and Tengda Travel for the nine months ended December 31, 2012, as if the acquisition had occurred on April 1, 2012.

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place on April 1, 2012. The unaudited pro forma consolidated statements of operations combine the historical results of the Company and the historical results of the acquired entity for the periods described above.

Realgold International Inc.

(formerly Piranha Ventures, Inc.)

Notes to Consolidated Financial Statements - unaudited

December 31, 2012 and December 31, 2011

Realgold International, Inc.
Unaudited Pro Forma Statement of Operations and Comprehensive Income
For the Nine Months Ended December 31, 2012

	Historical
	Combined
	Tengda Hotel and			Combined
	Tengda Travel	Realgold	Adjustments	Pro Forma

Revenue	$ 145,190	48,431		$ 193,621
Net loss	$ (21,836)	$ (225,777)	(8,000)	$ (255,613)

Loss per share - basic and diluted		$ (0.02)		$ (0.02)

Weighted average number of common shares		13,770,465		13,770,465

Note: The currency exchange rate is based on the average exchange rate of the related period.

(1)	The historical operating results of the Company were based on the Company’s unaudited financial statements for the nine months ended December 31, 2012.

(2)	The nine months historical information of Tengda Hotel and Tengda Travel were derived from the books and the records of Tengda Hotel and Tengda Travel for the six months ended Sepetember 30, 2012.

(3)	Pro forma adjustment was based on the assumption that there are lease expense USD4,000 per quarter.

Note 5: Shareholders Receivables

Section 13(k) of the Exchange Act provides that it is unlawful for a company such as ours, which has a class of securities registered under Section 12(g) of the Exchange Act, to directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the company. Issuers violating Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. The imposition of any of such sanctions on the Company may have a material adverse effect on our business, financial position, results of operations or cash flows.

As of December 31, 2012, the indebtedness of the Company to its shareholders and related entities with common owners and directors was $809,901 as follows:  During the periods presented, the Company has receivables due from its shareholders. The loans are unsecured and bear no interest. These loans have no fixed payment terms.

Realgold International Inc.

(formerly Piranha Ventures, Inc.)

Notes to Consolidated Financial Statements - unaudited

December 31, 2012 and December 31, 2011

Name of Related Party from Whom Loans were Received	December 31, 2012	Relation
Tan Lung Lai	$31,058	Director of the Company
Tengfei investment	$778,843	Former owner of Tengda Hotel Company
Total	$809,901

The loans are unsecured and bear no interest. These loans have no fixed payment terms.

Note 6: Operating Risk

Foreign currency risk

Most of the transactions of the Company were settled in Renminbi. In the opinion of the management, the Company does not have significant foreign currency risk exposure.

Company’s operations are substantially in foreign countries

Substantially all of the Company’s operations are processed in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

Note 7. Operating Lease

Tengda Hotel leased an 8-story-building for hotel services from Zhuhai City Xiangzhou District Meihua Street Office under a lease agreement dated November 1, 2010 for a ten-year term commencing November 1, 2010 to October 31, 2020. Future minimum payments under this operating lease as of December 31, 2012 were as follows:

Operating
For the Twelve Months Ending December 31,	Leases
2013	$102,708
2014	104,848
2015	109,127
2016	109,127
2017	111,267
Thereafter	327,379
Total future minimum lease payments	$864,456

Total rental expense on the operating lease was $8,531 from beginning of lease on December 1st, 2012 to December 31, 2012.

Note 8. Segments Reporting

The Company operates in two segments: travel agency (which provides packaged tours, air ticketing, reservation of hotel rooms and golf courses and organize corporate conferences, exhibitions and show events for its customers and travel agency.) and hotel services.

There were no inter-segment sales for the nine months ended December 31, 2012 and 2011.

____________________________________________________________________________________________________

			Segment		Depreciation
	Nine Months Ended	Net	Loss	Total	and	Capital
	Dec. 31	Sales	pre-tax	Assets	Amortization	Expenditure
Hotel Services	2012	$11,250	$(155)	$4,044	-	-

Travel Agency	2012	37,181	(1,041)	31,758	-	-

Company	2012	-	(224,581)	811,909	-	-

Total		$48,431	$(225,777)	$847,711

Note 9: Related Party Transactions

In the first quarter of 2011, the previous president of the Company acquired 500,000 shares of previously issued common shares from the former president and individuals in a private transaction, who had previously purchased such shares from the Company since September 2009. These shares, were promptly cancelled from the Company’s books and records. In the first nine months of 2011 a related party loaned the Company $11,543. On September 19, 2011 the former President and majority shareholder of the Company entered into a Stock Purchase Agreement whereby he would transfer 991,951 restricted common shares for cash, forgiveness of the $16,635 outstanding related party note payable and payment of all accounts payable as of the date of the Stock Purchase Agreement.

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

Note 10:  Subsequent Events

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

Management's Discussion and Analysis or Plan of Operation

Overview

Realgold International Inc. (formerly Piranha Ventures, Inc.) (the “Company” or “Realgold”) was incorporated under the laws of the State of Arizona on November 14, 1994. On November 22, 1996, the Company reincorporated under the laws of the State of Nevada and effected a forward split of its common stock on a basis of approximately 242 shares of the Nevada corporation for each share of the Arizona corporation. The Company ceased to actively pursue its business operations relating to the publishing of interactive media software in July, 1999. On December 15, 2011, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada changing its name from Piranha Ventures, Inc. to Realgold International Inc. During December 2011, the Company established a subsidiary in Hong Kong, Realgold Venture Pte Limited (“Realgold Venture).

On November 22, 2012, Realgold Venture entered into a Lease Management Agreement (“Lease Management Agreement”) with Zhuhai Tengfei Investment Co., Ltd. (“Tengfei Investment”), a limited liability company formed under the laws of the People’s Republic of China (“China” or “PRC”). Under the Lease Management Agreement, Tengfei Investment leased the managerial and operating rights of Zhuhai Tengda International Travel Agency Co., Ltd. (“Tengda Travel”), a wholly owned subsidiary of Tengfei Investment, to Realgold Venture. The major terms of the Lease Management Agreement are:

(1) The term of the Lease Management Agreement is 20 years (November 20, 2012 to November 19, 2032).

(2)The total lease fee is RMB 2,000,000 Yuan (approximately $320,760) (RMB 100,000 Yuan per year).

(3)Realgold Venture is responsible for all the daily operations and management of Tengda Travel.

(4)Realgold Venture is entitled to all the revenues of Tengda Travel.

(5)Realgold Venture is responsible for all the expenses and costs of Tengda Travel.

On November 25, 2012, Realgold Venture entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement’) with Tengfei Investment. Under the Ownership Transfer Agreement, Tengfei Investment transfers to Realgold Venture 100% of the ownership of Zhuhai Tengda Business Hotel Co., Ltd. (“Tengda Hotel”) for a total transfer price of RMB 400,000 Yuan (approximately $64,191).

On November 29, 2012, the Bureau of Science and Technology Industry Trade and Information of Zhuhai City approved the ownership transfer of Tengda Hotel to Realgold Venture. As of January 02, 2012, we have filed the notice of ownership transfer with Guangdong Province Department of Foreign Trade and Economic Cooperation.

Upon the completion of the said ownership transfer, Tengda Hotel becomes the wholly owned subsidiary of Realgold Venture.

Tengda Travel is a travel agency located in Zhuhai, Guangdong Province, China. Through Tengda Travel, we provide packaged tour, air ticketing, reservation of hotel rooms and golf courses and organize corporate conferences, exhibitions and show events for its customers. Tengda Hotel operates a hotel (Tengda Business Hotel) in Zhuhai, Guangdong Province, China. Tengda Business Hotel was opened in late 2006. Tengda Hotel is a three-star hotel with 54 guest rooms, 4 mahjong game rooms and many other amenities including fitness club, gym, business center, gift shop, meeting room , ballroom, game room, and a large parking lot.

In the nine months ended December 31, 2012, revenue from our Tengda Travel and Tengda Hotel represented 76.8% and 23.2% of our revenue, respectively. We do not have any operations other than acting as a holding entity during the nine months ended December 31, 2011.

Results of Operations and Business Outlook

Our main changes in results of operations are mainly derived from consolidation with our newly acquired subsidiaries during this quarter. Net sales for the three and nine months ended December 31, 2012 were $48,431 of which, $37,181 was generated from Tengda Travel and $11,250 was generated from Tengda Hotel.

Cost of goods sold was $35,162 for three and nine months ended December 31, 2012. Gross profit margin in percentage for the three and nine months ended December 31, 2012 was 27.4%. Significant portions of our operating costs are from Tengda Travel, which are  fixed costs.

	As of Dec. 31	As of Mar. 31
	2012	2012	Change
Cash and cash equivalents	$37,810	$581,000	(93.5%)
Prepaid expenses and other current assets	-	22,000	(100.0%)
Shareholders receivable	809,901	-	-
Accounts payable	32,210	-	-
Other payables	3,823	-	-
Shareholders payable	-	12,442	(100.0%)

Our operating expenses increased by $20,562 to $33,004 and increased by $215,076 to $239,046 for the three and nine months ended December 31, 2012, respectively. The increase in operating expenses is mainly due to the consolidation of the financial results with Tengda Travel and Tengda Hotel after November 2012. Our operating expenses consist of general and administrative and selling expenses.

Net loss increased by $7,293 to $19,735  for the three month period ended December 31, 2012 from $12,422 for the corresponding period in 2012, and  increased by $201,807  to $225,777  for the nine months ended December 31, 2012 from $23,970 for the same period of last fiscal year.  Among this amount, net loss of $1,197 was generated from the Tengda Travel and Tengda Hotel for the three and nine months ended December 31.  The increase in net loss is mainly due to an increase in operating expenses from our acquisition of subsidiaries, as discussed previously.

We financed our operations and expansion from cash flow from operations and contribution from our shareholders. The table below sets forth certain items on our balance sheet reflecting the changes to our financial condition as of December 31, 2012 from our financial condition as of March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents was $37,810 as of December 31, 2012, a decrease of 93.5% from $581,000 as of March 31, 2012. The decrease was primarily due to the repayment of shareholders and advanced to related parties during the nine months ended December 31, 2012, which was partially offset by the proceeds of $446,900 from the issuance of common stock.

Current liabilities were $36,033 as of December 31, 2012, representing an increase of 189.6% as compared to $12,442 at the beginning of the year. The increase in current liability was mainly due to the increase in accounts payable and accrued expenses from Tengda Travel and Tengda Hotel.

Critical Accounting Policies and Estimates

Basis of presentation

The Company’s accounting policies used in the preparation of the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied.

Principles of combination

The accompanying consolidated financial statements include the accounts of the Company and its affiliate under common control. All significant inter-company accounts and transactions have been eliminated in combination.

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

Revenue derived from hotel services is recognized when the rooms are occupied and the services are performed. Travel agency services revenues are recognized when the travel-related service, golf package service or transportation is provided, or when the organization service of corporate conferences, exhibitions and show events is commenced. Deferred revenue consisting of deposits paid in advance is recognized as revenue when the services are performed for hotels and upon commencement of travel agency services.

Credit risk

The Company may be exposed to credit risk from its cash and fixed deposits at banks. No allowance has been made for estimated irrecoverable amounts determined by reference to past default experience and the current economic environment.

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

We may have inadvertently violated Section 402 of the Sarbanes-Oxley and Section 13(k) of the Exchange Act and may be subject to sanctions for such violations.

Section 13(k) of the Exchange Act provides that it is unlawful for a company such as ours, which has a class of securities registered under Section 12(g) of the Exchange Act, to directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the company. Issuers violating Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. The imposition of any of such sanctions on the Company may have a material adverse effect on our business, financial position, results of operations or cash flows.

On November 25, 2012, Realgold Venture entered into an Ownership Transfer Agreement with Tengfei Investment. Under the Ownership Transfer Agreement, Tengfei Investment transfers to Realgold Venture 100% of the ownership of Zhuhai Tengda Business Hotel Co., Ltd. (“Tengda Hotel”) for a total transfer price of RMB 400,000 Yuan (approximately $64,192). The director of the Company loaned RMB 400,000 Yuan to Realgold Venture for the purpose of the purchase. This loan was offset by the receivables from this director.  The loans are unsecured and bear no interest. These loans have no fixed payment terms.

The existence of indebtedness of the Company’s Director to the Company at the time we acquired Tengda Hotel  and the continuation of such indebtedness thereafter may constitute a violation of Section 13(k) of the Exchange Act and Section 402(a) of Sarbanes-Oxley.

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

Our management, the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012.  Based on this evaluation, our management concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our financial statements are prepared by our financial and accounting staff under the direction of our Chief Financial Officer in accordance with generally accepted accounting principles in effect in the PRC; however we engage an outside consultant to convert our financial statements for presentation in accordance with generally accepted accounting principles in effect in the United States ("US GAAP"). We believe our internal controls over financial reporting in accordance with PRC GAAP are adequate for the proper supervision of the conduct of our business. Nevertheless, the need to convert our financial statements into US GAAP and the lack of familiarity of our accounting staff with US GAAP and US securities laws and regulations is a deficiency in our internal controls over financial reporting and disclosure controls and procedures. This deficiency will not be considered remediated until we hire financial and accounting personnel with the requisite knowledge and experience concerning US GAAP.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 1A. Risk Factors

N/A-Smaller Reporting Company

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On November 21, 2012, the Company entered into a Regulation S Stock Purchase Agreement with a group of 35 non-US individual purchasers (“Purchasers”). Under the Agreement, the Company issued a total of Forty-Four Million Six Hundred Ninety Thousand (44,690,000) shares of common stock to Purchasers for a total price of $ 446,900 ($ 0.01 per share).

On December 16, 2011, the Company entered into a Regulation S Stock Purchase Agreement with a group of 64 non-US individual purchasers (“Purchasers”). Under the Agreement, the Company will issue a total of 6,000,000 shares of common stock to Purchasers for a total price of $ 600,000 ($ 0.10 per share). The 6,000,000 shares of common stock were issued on February 20, 2012. The issuance of the 6,000,000 shares is pursuant to the exemption provided by Regulation S. None of the Purchasers is a US person and the transactions underlying the Agreement are carried out outside the US.

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

During the nine months ended December 31, 2012, we have not purchased any equity securities.

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

Dated: February 21, 2013

By:  /s/ Tan Lung Lai

     Tan Lung Lai

Chief Executive Officer

Chief Financial Officer