Form 10-Q/A
period 2012-12-31
REALGOLD INTERNATIONAL INC
filed 2013-02-26
CIK 1027235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[  ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

[X ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Large Accelerated Filer o	Accelerated Filer o	Non-accelerated Filer o	Smaller Reporting Company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes o  No x

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of  February 19,  2013, there are 51,960,101 shares of common stock issued and outstanding.

Explanatory Note:

The purpose of this Form 10-Q/A Amendment is to furnish the Interactive data files pursuant to Rule 405 of Regulation S-T. All other contents of this Form 10-Q/A are hereby incorporated by reference to the Form 10-Q filed on February 21, 2013.

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

Dated: February 25, 2013

By:  /s/ Tan Lung Lai

     Tan Lung Lai

Chief Executive Officer

Chief Financial Officer