Form 10-K
period 2013-03-31
Asia Travel Corp
filed 2013-07-12
CIK 1027235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended March 31, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

ASIA TRAVEL CORPORATION

 (Exact name of registrant as specified in its charter)

Formerly” Realgold International, Inc.”

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

Yes [  ]  No   [ X  ]

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

                                                                                                                                 Yes [ X ]  No  [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                            Yes [ X ]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  [  ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (6,278,150 shares of common stock as September 30, 2012)  computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The bid on September 28, 2012 , was $1.23 giving the shares held by non-affiliates a market value of $7,722,124.

As of June 30, 2013, the Registrant had 51,960,101 shares of common stock and 20,000 shares of preferred stock issued and outstanding.

PART I

Item 1. Business

Organization and Corporate History

Asia Travel Corporation (formerly “Realgold International, Inc.”)  (the “Company” or “Asia Travel”) was incorporated under the laws of the State of Arizona on November 14, 1994. On November 22, 1996, the Company reincorporated under the laws of the State of Nevada and effected a forward split of its common stock on a basis of approximately 242 shares of the Nevada corporation for each share of the Arizona corporation. The Company ceased to actively pursue its business operations relating to the publishing of interactive media software in July, 1999.  On December 15, 2011, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada changing its name from Piranha Ventures, Inc. to Realgold International Inc.  During December 2011, the Company established a subsidiary in Hong Kong, Realgold Venture Pte Limited (Realgold Venture”).

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

On November 29, 2012, the Bureau of Science and Technology Industry Trade and Information of Zhuhai City approved the ownership transfer of Tengda Hotel to Realgold Venture. On March 26, 2013,  Guangdong Province Department of Foreign Trade and Economic Cooperation approved this ownership transfer.

Tengda Hotel and Tengda Travel are wholly owned subsidiaries of Tengfei Investment. They are considered as entities under common control. Accordingly, the financial statements for Tengda Hotel and Tengda Travel have been consolidated for all periods presented, similar to a pooling-of-interests.

Tengda Travel is a limited liability company formed under the laws of the People’s Republic of China on December 23, 2011. As of March 31, 2013, Tengda Travel had registered capital of RMB 300,000, or approximately $47,662 based on the exchange rate as of March 31, 2013. Tengda Travel’s principal activity is to provide packaged tours, air ticketing, reservation of hotel rooms and golf courses and organize corporate conferences, exhibitions and show events for its customers.

Tengda Hotel, formerly named Zhuhai Meihua Hotel Co., Ltd., is a limited liability company formed under the laws of the People’s Republic of China on January 16, 2006. Tengda Hotel had registered capital of RMB 500,000, or approximately $79,403 based on the exchange rate as of March 31, 2013. Tengda Hotel is a three-star hotel with 59 guest rooms, including 24 Standard Rooms, 24 Deluxe Rooms, 10 Business Rooms and 1 Luxury Suite, with many other amenities including fitness club, gym, business center, gift shop, meeting room , ballroom, game room, and a large parking lot.

Upon the completion of the said ownership transfer, Tengda Hotel became the wholly owned subsidiary of Realgold Venture.

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

Overview of the Business

We operate a travel agency through lease management and a hotel through direct ownership in China.

Travel Agency

We operate Tengda Travel through lease management. Tengda Travel is a travel agency located in Zhuhai, Guangdong Province, China. Through Tengda Travel, we provide the following travel services and products:

(1)

Packaged tours

Tengda Travel contracts with traffic service providers, accommodation providers and leisure service providers to purchase tickets, accommodation, leisure or entertainment packages in bulk and then resell them to our customers with a mark-up.

(2)

 Reservation of hotel rooms and golf course.

Tengda Travel has contracted with a number of hotels and golf courses in China to offer the reservation services. Our customers receive confirmed bookings with those hotels and golf courses through us.

(3)

Corporate conferences, exhibits and show events

Tengda Travel also occasionally organizes corporate conferences, exhibits and show events for our institutional customers, however, it is not one of our main lines of business.

Hotel

Tengda Hotel, our wholly owned subsidiary in China, operates a hotel (Tengda Business Hotel) in Zhuhai, Guangdong Province, China. Tengda Business Hotel was opened in late 2006. It is a three-star hotel with 59 guest rooms, including 24 Standard Rooms, 24 Deluxe Rooms, 10 Business Rooms and 1 Luxury Suite, with many other amenities including fitness club, gym, business center, gift shop, meeting room, ballroom, game room, and a large parking lot.

Customers

Our customers are primarily tourists and business travelers. Our tourist customers are from mainland China, Hong Kong, Macau, Taiwan, Singapore, Malaysia and other southeastern Asian countries. We also assist other travel agencies to arrange their tours. In addition, we organize annual or quarterly corporate conferences and exhibition events for enterprises and institutional customers.

Our customers are diverse.  Most of our customers are individuals and none of our customers comprise more than 1% of our revenue.  The loss of any one of our customers will not have a material adverse effect on any segment of our business or our business, as a whole.

Our Competitors

There are hundreds of travel agencies and thousands of hotels in China. We are relatively very small compared to those province level or national level travel agencies and those large hotels. Due to the size of our operations and assets, neither our travel agency nor our hotel has any significant market share in China (less than 1% of the travel service and hotel service markets in China).

Insurance

As a travel agency, Tengda Travel subscribed to various types of travel insurance including visitors accidental injury insurance, personal accident travel insurance, accommodation tourist life insurance, travel assistance insurance and travel bailout insurance.

As a hotel, Tengda Hotel subscribed to various types of insurance including visitors accidental injury insurance and property insurance.

Government Regulation

Foreign Currency Exchange

Pursuant to the Foreign Currency Administration Rules promulgated on January 29, 1996 and amended on August 1, 2008, as well as various regulations issued by State Administration of Foreign Exchange (“SAFE”) and other relevant PRC government authorities, the RMB is freely convertible into a foreign currency for current account items, including trade-related receipts and payments, interest and dividends, but not for capital account items, such as direct equity investments, loans and repatriation of investment, unless prior approval from SAFE or a local branch has been obtained. Transactions that occur within the PRC must be settled in RMB. Almost all of our revenues will be settled in RMB and, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars.

Travel Agency Regulatory Authority

Travel agencies are directly administrated by local tourism bureaus while these bureaus are attributed to China National Tourism Administration (“CNTA”). CNTA is the tourism policies and regulations maker and statistics distributor. Regulations on Administration of Tourism Agencies are formulated by CNTA.

Local government, local tourism supervisory authorities and local consumer associations perform supervisory duties. Tengda Travel is under the supervision of Zhuhai City Urban Tourism Bureau.

There are a series of regulations on the administration of travel agencies. Those who violated these regulations would be punished with fining, warning, business suspension, cancellation of the license or criminal penalties.

Hotel Regulatory Authorities

The hotel industry is regulated by multiple government authorizes including the Public Security Bureau, the Civil Defense Bureau, Trade and Industry Administration.  The hotel License is only issued and approved after review of these relevant departments.

License, Permit and Approval

We have all the following licenses, permits and approvals under PRC laws:

For travel agency:

Travel agency business license

Corporate Business License

Tax registration certificate

Organization code certificate

For hotel:

Fire inspection certificate

Special Trade License

Corporate Business License

Tax registration certificate

Organization code certificate

Intellectual Property

We do not own any intellectual property rights other than our legal business names which were reserved in our business license and may not be used by other parties.

Properties

Tengda Hotel leased an 8-story-building for hotel services from Zhuhai City Xiangzhou District Meihua Street Office under a lease agreement dated November 1, 2010 for a ten-year term commencing November 1, 2010 to October 31, 2020.  The rental expenses were $102,580 for the fiscal year ended March 31, 2013 as compared to $97,357 for the fiscal year ended March 31, 2012.

Environmental Laws

Our business operations are not subject to environmental laws.

Employees

As of June 30, 2013, Tengda Hotel has 16 employees, 10 of whom had entered into official employment agreements with Tengda Hotel. Tengda Travel has 22 employees, 15 of whom had entered into official employment agreements with Tengda Travel. In addition, Tengda Travel has 18 non-employee sales agents and 14 non-employee contracted tour guides.

Sales and Marketing

Tengda Hotel conducts direct sales and marketing. Tengda Travel uses both the direct sale and agency sale. Tengda Travel has 18 non-employee sales agents who are compensated with the commissions of the sales they make for Tengda Travel.

Management

Tan Lung Lai, President, Treasurer, Director, CEO and CFO of Asia Travel, Malaysian, age 36. He is an Executive Director of Estancia Holding Sdn Bhd. He was appointed to the Board and as Chief Executive Office, Chief Financial Officer, Director, President, and Treasurer of Realgold in 2011. Mr. Tan has competencies in overseeing the total business management with expertise in identifying, pursuing and developing new projects and market position. With more than 10 years experience, he has successfully managed international trade business such as the exports and imports of electronic components and computer hardware such as RAM , IC chip and etc. He has also worked in hospitality industry at Genesis Jewel Hotel in Melaka, a vibrant tourist destination. He also explored the gold mining industry and acquired a land with rich mineral reservoir from Dataran Mineral Sdn Bhd in Kelantan.

Tan Po Hwa, director and secretary of Asia Travel, Malaysian, age 31, graduated from Sekolah Menengah_Seri Kota in 2000. He also received a Certificate from Malaysian Insurance Institute in 2001. From 2001 to 2011, he served as an insurance representative at American International Assurance (AIA). His responsibilities included calling policy holders to explain the terms and conditions of the policies, calculating premium, customizing the insurance programs, selling various insurance products, developing and maintaining new accounts, and collecting information when claims are made.

Tan Po Hwa is the cousin of Tan Lung Lai.

None of our executive officers and board directors has been involved in any of the following proceedings during the past ten (10) years:

1.  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.   Any conviction in a criminal proceeding or being subject to a pending criminal proceedings (excluding traffic violations and other minor offenses);

3.  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.  Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 1A. Risk Factors

Not required fro Smaller Reporting Company

Item 3. Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Asia Travel’s Common Stock is quoted on the over the counter bulletin board under the symbol “ATSR”.  The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2013 and  2012. Such high and low bid information reflects inter-dealer quotes, without retail markup, markdown or commissions and may not represent actual transactions.

Year Ended 2013
	High	Low
Quarter ended June 30	$ 1.42	0.72
Quarter ended September 30	1.23	0.70
Quarter ended December	1.23	0.71
Quarter ended March 31	0.80	0.50

Year Ended 2012
	High	Low
Quarter ended June 30	$ 0.51	0.04
Quarter ended September 30	1.01	0.25
Quarter ended December	2.00	0.55
Quarter ended March 31	0.07	0.04

Since its inception, Asia Travel has not paid any dividends on its Common Stock, and Asia Travel does not anticipate that it will pay dividends in the foreseeable future. At June 30, 2013, Asia Travel had 116 stockholders of record.  As of June 30, 2013,  Asia Travel had 51,960,101 shares of its Common Stock issued and outstanding.

Recent Sales of Unregistered Securities

Asia Travel has sold shares of its common stock and preferred stock as follows:

On November 21, 2012, the Company entered into a Regulation S Stock Purchase Agreement with a group of 35 non-US individual purchasers (“Purchasers”). Under the Agreement, the Company issued a total of Forty-Four Million Six Hundred Ninety Thousand (44,690,000) shares of common stock to Purchasers for a total price of $ 446,900 ($ 0.01 per share), pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On December 16, 2011, the Company entered into a Regulation S Stock Purchase Agreement with a group of 64 non-US individual purchasers (“Purchasers”). Under the Agreement, the Company will issue a total of 6,000,000 shares of common stock to Purchasers for a total price of $ 600,000 ($ 0.10 per share). The 6,000,000 shares of common stock were issued on February 20, 2012. The issuance of the 6,000,000 shares is pursuant to the exemption provided by Regulation S. None of the Purchasers is a US person and the transactions underlying the Agreement are carried out outside the US, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On December 15, 2011, the Company entered into a Series A Preferred Stock Purchase Agreement with Tan Lung Lai, our President, CEO and CFO. Under the Agreement, the Company will issue 20,000 shares of Series A Preferred Stock to Tan Lung Lai for a total price of $ 20,000. Series A Preferred Stock is a class of preferred stock that the Company created on November 2, 2011. One share of Series A Preferred Stock may be converted into 1,000 shares of Common Stock. The 20,000 shares of Series A Preferred Stock that Tan Lung Lai purchases from Company may be converted into 20,000,000 shares of common stock. The holder of each one share of Series A Preferred Stock is entitled to 1,000 votes. Therefore, the 20,000 Shares of Series A Preferred Stock that Tan Lung Lai purchases from Company grant Tan Lung Lai with 20,000,000 votes of voting rights. The 20,000 shares of Series A Preferred Stock were issued to Tan Lung Lai on February 20, 2012. The sale of the 20,000 shares of Series A Preferred Stock has not been registered with the SEC and was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

In 2009, the Company sold 3,888,885 shares to seven accredited investors.  The aggregate purchase price was $17,500.  The sale was pursuant to 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.  In December 2009, the Company issued 5,500,733 shares of common stock for conversion of a promissory note in the amount of $24,753 and issued 1,246,533 shares of common stock for the conversion of a promissory note in the amount of $5,610.  The 1,246,533 shares were issued to Curtis Olsen, a former director of the Company, and the 5,500,733 shares were issued to a corporation controlled by Kip Eardley, a former director and officer of the Company.  The shares were issued pursuant to 4(2) of the Securities Act.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis or Plan of Operation

Asia Travel Corporation (formerly Realgold International, Inc.)  (the “Company” or “Asia Travel”)  was incorporated under the laws of the State of Arizona on November 14, 1994. On November 22, 1996, the Company reincorporated under the laws of the State of Nevada and effected a forward split of its common stock on a basis of approximately 242 shares of the Nevada corporation for each share of the Arizona corporation. The Company ceased to actively pursue its business operations relating to the publishing of interactive media software in July, 1999. On May 23, 2013, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada changing its name from Realgold International Inc. to Asia Travel Corporation.  During December 2011, the Company established a subsidiary in Hong Kong, Realgold Venture Pte Limited (“Realgold Venture).

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

On November 29, 2012, the Bureau of Science and Technology Industry Trade and Information of Zhuhai City approved the ownership transfer of Tengda Hotel to Realgold Venture. On March 26, 2013, Guangdong Province Department of Foreign Trade and Economic Cooperation approved the transfer of ownership..

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

In the year ended March 31, 2013, revenue from our Tengda Travel and Tengda Hotel represented 81.0% and 19.0% of our revenue, respectively. We do not have any operations other than acting as a holding entity during the year ended March 31, 2012.

Asia Travel Corporation (formerly “Realgold International, Inc.”)  (the “Company” or “Asia Travel”) was incorporated under the laws of the State of Arizona on November 14, 1994. On November 22, 1996, the Company reincorporated under the laws of the State of Nevada and effected a forward split of its common stock on a basis of approximately 242 shares of the Nevada corporation for each share of the Arizona corporation. The Company ceased to actively pursue its business operations relating to the publishing of interactive media software in July, 1999.  On December 15, 2011, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada changing its name from Piranha Ventures, Inc. to Realgold International Inc.  During December 2011, the Company established a subsidiary in Hong Kong, Realgold Venture Pte Limited (Realgold Venture”).

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

On November 29, 2012, the Bureau of Science and Technology Industry Trade and Information of Zhuhai City approved the ownership transfer of Tengda Hotel to Realgold Venture. On March 26, 2013,  Guangdong Province Department of Foreign Trade and Economic Cooperation approved this ownership transfer.

Tengda Hotel and Tengda Travel are wholly owned subsidiaries of Tengfei Investment. They are considered as entities under common control. Accordingly, the financial statements for Tengda Hotel and Tengda Travel have been consolidated for all periods presented, similar to a pooling-of-interests.

Tengda Travel is a limited liability company formed under the laws of the People’s Republic of China on December 23, 2011. As of March 31, 2013, Tengda Travel had registered capital of RMB 300,000, or approximately $47,662 based on the exchange rate as of March 31, 2013. Tengda Travel’s principal activity is to provide packaged tours, air ticketing, reservation of hotel rooms and golf courses and organize corporate conferences, exhibitions and show events for its customers.

Tengda Hotel, formerly named Zhuhai Meihua Hotel Co., Ltd., is a limited liability company formed under the laws of the People’s Republic of China on January 16, 2006. Tengda Hotel had registered capital of RMB 500,000, or approximately $79,403 based on the exchange rate as of March 31, 2013. Tengda Hotel is a three-star hotel with 59 guest rooms, including 24 Standard Rooms, 24 Deluxe Rooms, 10 Business Rooms and 1 Luxury Suite, with many other amenities including fitness club, gym, business center, gift shop, meeting room , ballroom, game room, and a large parking lot.

Upon the completion of the said ownership transfer, Tengda Hotel became the wholly owned subsidiary of Realgold Venture.

On May 23, 2012, the Board of Directors of the Company adopted an Amendment to the Articles of Incorporation to increase authorized stock from 10,000,000 preferred shares and 99,000,000 common shares to 10,000,000 preferred shares and 990,000,000 common shares.

Results of Operations and Business Outlook

Our main changes in results of operations are mainly derived from consolidation with our newly acquired subsidiaries. Net sales for the year ended March 31, 2013 and March 31, 2012 were $121,974 and zero, respectively.

Cost of goods sold was $96,831 for year ended March 31, 2013. Gross profit margin in percentage for the year ended March 31, 2013 was 20.6%. Significant portions of our operating costs are from Tengda Travel, which are  fixed costs.

Our operating expenses decreased by $1,756,724 to $264,246 for the year ended March 31, 2013. The decrease in operating expenses is mainly due to the decrease in stock based compensation of $1,980,000 in the fiscal year 2013, which was partially offset by the consolidation of the financial results with Tengda Travel and Tengda Hotel after November 2012. Our operating expenses consist of general and administrative and selling expenses.

Net loss decreased by $1,780,183 for the year ended March 31, 2013 from $2,020,970 for the year ended March 31, 2012.   The decrease in net loss is mainly due to the decrease in stock based compensation.

LIQUIDITY AND CAPITAL RESOURCES

We financed our operations and expansion from cash flow from operations and contribution from our shareholders. The table below sets forth certain items on our balance sheet reflecting the changes to our financial condition as of March 31, 2013 from our financial condition as of March 31, 2012.

	As of Mar.31	As of Mar. 31
	2013	2012	Change
Cash and cash equivalents	$6,337	$581,000	(98.9%)
Other receivable	403	-
Prepaid expenses and other current assets	-	22,000	(100.0%)
Shareholders receivable	809,901	-	-
Accrued other expenses	5,237	-	-
Shareholders payable	14,805	12,442	19.0%

Cash and cash equivalents was $6,337 as of March 31, 2013, a decrease of 98.9% from $581,000 as of March 31, 2012. The decrease was primarily due to the repayment of shareholders and advanced to related parties during year ended March 31, 2013, which was partially offset by the proceeds of $446,900 from the issuance of common stock.

Current liabilities were $20,042 as of March 31, 2013, representing an increase of 61.1% as compared to $12,442 at the beginning of the year. The increase in current liabilities was mainly due to the increase in accounts payable and accrued expenses from Tengda Travel and Tengda Hotel.

Critical Accounting Policies and Estimates

Basis of presentation

The Company’s accounting policies used in the preparation of the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Our management, the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2013.  Based on this evaluation, our management concluded that, as of March 31, 2013, our internal control over financial reporting was not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our financial statements are prepared by our financial and accounting staff under the direction of our Chief Financial Officer in accordance with generally accepted accounting principles in effect in the PRC; however we engage an outside consultant to convert our financial statements for presentation in accordance with generally accepted accounting principles in effect in the United States ("US GAAP"). We believe our internal controls over financial reporting in accordance with PRC GAAP are adequate for the proper supervision of the conduct of our business. Nevertheless, the need to convert our financial statements into US GAAP and the lack of familiarity of our accounting staff with US GAAP and US securities laws and regulations is a deficiency in our internal controls over financial reporting and disclosure controls and procedures. This deficiency will not be considered remediated until we hire financial and accounting personnel with the requisite knowledge and experience concerning US GAAP.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth information with respect to the current officers and directors of Asia Travel. Asia Travel’s directors serve for a term of one year and thereafter until their successors have been duly elected by the stockholders and qualified.  Asia Travel’s officers serve for a term of one year and thereafter until their successors have been duly elected by the Board of Directors and qualified.

Tan Lung Lai, President, Treasurer, Director, CEO and CFO of Realgold International, Inc, Malaysian, age 36. He is an Executive Director of Estancia Holding Sdn Bhd. He was appointed to the Board and as Chief Executive Office, Chief Financial Officer, Director, President, and Treasurer of Realgold in 2011. Mr. Tan has competencies in overseeing the total business management with expertise in identifying, pursuing and developing new projects and market position. With more than 10 years experience, he has successfully managed international trade business such as the exports and imports of electronic components and computer hardware such as RAM , IC chip and etc. He has also worked in hospitality industry at Genesis Jewel Hotel in Melaka, a vibrant tourist destination. He also explored the gold mining industry and acquired a land with rich mineral reservoir from Dataran Mineral Sdn Bhd in Kelantan.

Tan Po Hwa, director and secretary of Realgold International, Malaysian, age 31, graduated from Sekolah Menengah_Seri Kota in Year 2000. He also received a Certificate from Malaysian Insurance Institute in Year 2001. From Year 2001 to Year 2011, he served as an insurance representative at American International Assurance (AIA). His responsibilities included calling policy holders to explain the terms and conditions of the policies, calculating premium, customizing the insurance programs, selling various insurance products, developing and maintaining new accounts, and collecting information when claims are made.

Tan Po Hwa is the cousin of Tan Lung Lai,

None of our executive officers and board directors has been involved in any of the following proceeding during the past ten (10) years:

1.

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.

 Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance With Section 16(A) Of The Exchange Act

The Company is not aware of any late reports filed by officers, directors and ten percent shareholders.

Item 11. Executive Compensation

Since inception, we have not paid any cash or non-cash executive compensation (including stock options or awards, perquisites, or deferred compensation plans), whatsoever, to the officers or directors.

The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company in the past two fiscal years:

Name of Executive Officer and/or Director	Position	Fiscal Years	Salary	Bonus and Other Compensation	Securities Underlying Stock Options

Tan Lung Lai	President/CEO/CFO/Director/Treasurer	2013	$ 0	$ 0	$ 0
		2012	$ 0	$ 1,980,000	$ 0
Tan Po Hwa	Secretary, Director	2013	$ 0	$ 0	$ 0
		2012	$ 0	$ 0	$ 0

During February, 2012, stock based compensation for $1,980,000 was recorded when the Company issued 20,000 shares of preferred stock to our CEO Tan Lung Lai for proceeds of $20,000. The preferred stock has an estimated fair value of $2,000,000 on the grant date. The Company allocated proceeds of $20,000 to preferred stock and $1,980,000 was recorded as stock compensation

Outstanding Equity Awards At Fiscal Year-End

We had no outstanding equity awards at fiscal year end.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2013, there were no stock option or SAR Grants.

Stock Option Exercise

In fiscal 2013, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2013 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore. We did not compensate our director for service on the Board of Directors during fiscal 2013.

No other compensation arrangements exist between Asia Travel and our officers and directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Asia Travel does not have any employment contracts with our executive officer.  No other compensatory plan or arrangements exist between Asia Travel and our executive officer that results or will result from the resignation, retirement or any other termination of such executive officer’s employment with Asia Travel or from a change-in-control of Asia Travel.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors and executive officers serving in any capacity for our Company, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Board of Directors Interlocks and Insider Participation in Compensation Decisions

No such interlocks existed and no such decisions were made during fiscal year 2013.

Option Plans

Asia Travel has no option plans and no outstanding options.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of June 30, 2013, with respect to the beneficial ownership of Asia Travel’s Common Stock by each director of Asia Travel and each person known by Asia Travel to be the beneficial owner of more than 5% of Asia Travel’s outstanding shares of Common Stock.  At June 30, 2013, there were 51,960,101 shares of common stock outstanding.  For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock, which such person has the right to acquire within 60 days after the date hereof. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

Title of Class	Name of Beneficial Owner	Number of Shares Owned	Percent of Class
			(1)
	Principal Stockholders (5% or more)

Common	Guohua Li Room 902 No.1 Unit No.1 Bldg Meilinyazhu, Zhuhai City, Guangdong Province, China	5,000,000	9.62%

Common	Lim Geok Kim 100-D Jalan Panjang Melaka, Malaysia 75000	5,000,000	9.62%

Common	Lee Kim Chaw No 627 Taman Bahagia Bukit Baru Melaka, Malaysia 75150	3,790,000	7.29%

Common	All of Principal Stockholders (5% or more)	13,790,000	26.54%

	Director(s) and Officers:

Common	Tan Lung Lai (2) 69-2, Jalan Taman Melaka Raya 25, Taman Melaka Raya, 75000 Melaka, Malaysia.	991,951	1.91%

Common	Tan Po Hwa (3) 69-2, Jalan Taman Melaka Raya 25, Taman Melaka Raya, 75000 Melaka, Malaysia.	0	0.00%

Common	All Officers and Director as a Group	991,951	1.91%

(1)Calculated based on the 51,960,101 shares of common stock outstanding as of July 10, 2013.

(2) As of June 30, 2013, our CEO, CFO , Director and President Tan Lung Lai holds 991,951 shares of common stock and 20,000 shares of Series A Preferred Stock, which entitle him to a total of 20,991,951 votes, which represent approximately 40.4% of the total votes represented by all our issued and outstanding common stock and preferred stock.

(3) Tan Po Hwa is Tan Lung Lai’s cousin.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

None

Policy for Approval of Related Party Transactions

We do not currently have a formal related party approval policy for review and approval of transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K.

 Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are:   $26,000 during  2013 and $14,000 during 2012.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:   $0 for 2013 and  $0 for 2012.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning:     $0 for 2013and $0 for 2012.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees:     $0 for 2013 and $0 for 2012.

(5) We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function. We currently have limited working capital and no revenues. Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee. If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee and other applicable committees.

(6) Not Applicable

ITEM 15. Exhibits, Financial Statements, Schedules

Financial Statements – the following financial statements are included in this report:

The following financial statements, notes thereto, and the related independent registered public accounting firm’s report contained on page F-2 to our financial statements are herein incorporated:

March 31, 2013 and March 31, 2012

Report of Independent Registered Public Accounting Firm

Balance Sheets – As of March 31, 2013 and March 31, 2012

Statements of Operations – For the Years ended March 31, 2013 and March 31, 2012

Statement of Changes in Stockholders' Equity (Deficit) – For the Years ended March 31, 2013 and March 31, 2012

Statements of Cash Flows – For the Years ended March 31, 2013 and March 31, 2012

Notes to Financial Statements – For the Years ended March 31, 2013 and March 31, 2012

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

Asia Travel Corporation

(Registrant)

Dated: July 12, 2013

By:  /s/ Tan Lung Lai

     Tan Lung Lai

Chief Executive Officer

Chief Financial Officer

Asia Travel Corporation

 (formerly Realgold International , Inc.)

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

                F-2

Consolidated Balance Sheets – As of March 31, 2013 and March 31, 2012

F-3

Consolidated Statements of Operations – For the Years ended March 31, 2013 and 2012

F-4

Consolidated  Statement of Changes in Stockholders' Equity (Deficit) – For the Years ended

March 31, 2013 and 2012

F-5

Consolidated Statements of Cash Flows – For the Years ended March 31, 2013 and 2012

F-6

Notes to Consolidated Financial Statements – For the Years ended March 31, 2013 and 2012

F-7

ANDERSON BRADSHAW
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

Russell E. Anderson, CPA
Russ Bradshaw, CPA
William R. Denney, CPA
Sandra Chen, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Asia Travel Corporation
(formerly "Realgold International, Inc.")

We have audited the accompanying consolidated balance sheets of Asia Travel Corporation (the Company) as of March 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asia Travel Corporation as of March 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, and has suffered losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/Anderson Bradshaw PLLC
Salt Lake City, Utah
July 11, 2013

5296 S. Commerce Dr
Suite 300
Salt Lake City, Utah
84107
USA
(T) 801.281.4700
(F) 801.281.4701

Suite A, 5/F
Max Share Center
373 Kings Road
North Point
Hong Kong
(T) 852.21.555.333
(F) 852.21.165.222

abcpas.net

ASIA TRAVEL CORPORATION
(FORMERLY KNOWN AS REALGOLD INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash in bank	$ 6,337	$ 581,000
Other receivables	403	-
Prepaid expenses	-	22,000

Total Current Assets	6,740	603,000

Related party receivables	809,901	-

TOTAL ASSETS	$ 816,641	$ 603,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued liabilities	$ 5,237	$ -
Related Party Payable	14,805	12,442

Total Current Liabilities	20,042	12,442

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $.001 par value, 10,000,000 shares
authorized; 20,000 shares issued and outstanding, respectively	20	20

Common stock;
$.001 par value, 990,000,000 shares authorized;
51,960,101 and 7,270,101 shares issued and outstanding, respectively	51,960	7,270
Capital in excess of par value	8,992,918	8,590,708
Retained deficit	(8,248,227)	(8,007,440)
Accumulated other comprehensive loss	(72)	-

Total Stockholders' Equity (Deficit)	796,599	590,558

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 816,641	$ 603,000

The accompanying notes are an integral part of these financial statements

ASIA TRAVEL CORPORATION
(FORMERLY KNOWN AS REALGOLD INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Fort the year ended
	March 31,	March 31,
	2013	2012

Revenue	$ 121,974	-
Cost of sales	96,831	-
Gross Margin	25,143	-

EXPENSES
General and administrative	264,246	2,020,970
Total expenses	264,246	2,020,970

OPERATING LOSS	(239,103)	(2,020,970)

OTHER INCOME AND EXPENSE
Interest income	302	-

LOSS BEFORE INCOME TAXES	(238,801)	(2,020,970)
Provision for income taxes	(1,986)	-

NET LOSS	$ (240,787)	$ (2,020,970)

COMPREHENSIVE LOSS
Foreign currency translation loss	(72)	$ -
COMPREHENSIVE LOSS	$ (240,859)	$ (2,020,970)

LOSS PER SHARE - basic and diluted	$ (0.01)	$ (0.28)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES- basic and diluted	43,230,815	$ 7,270,101

The accompanying notes are an integral part of these financial statements

ASIA TRAVEL CORPORATION

(FORMERLY KNOWN AS REALGOLD INTERNATIONAL, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated Other
	Preferred Stock		Common Stock		Capital in excess	Retained	Comprehensive
	Shares	Amount	Shares	Amount	of Par Value	Deficit	Income (Loss)	Total
Balance at March 31, 2011	-	$—	17,500,036	$17,500	$5,963,863	$(5,986,470)	$—	$(5,107)
Capital contribution	20,000	20			2,626,845			2,626,865
Stock split			(10,229,935)	(10,230)				(10,230)
Net loss		—		—	—	(2,020,970)	—	(2,020,970)
Foreign currency translation adjustment		—		—	—	—		—
Balance at March 31, 2012	20,000	$20	7,270,101	$7,270	$8,590,708	$(8,007,440)	$-	$590,558
Net loss						(240,787)	-	(240,787)

Sale of Common Stock		-	44,690,000	44,690	402,210			446,900
Foreign currency translation adjustment		-		-	-	-	(72)	(72)
Balance at March 31, 2013	20,000	$20	51,960,101	$51,960	$8,992,918	$(8,248,227)	$(72)	$796,599

The accompanying notes are an integral part of these financial statements.

ASIA TRAVEL CORPORATION (FORMERLY KNOWN AS REALGOLD INTERNATIONAL, INC.) STATEMENTS OF CASH FLOWS

	For the year ended
	March 31,	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (240,787)	$ (2,020,970)
Adjustments to reconcile net (loss) to net cash used
by operating activities
Goodwill impairment	59,355	-
Stock based compensation	-	1,980,000
Changes in assets and liabilities
Increase in accounts receivables	2,133	-
Increase (decrease) in prepaid expenses	20,941	(22,000)
Increase in accrued expenses and other payables	3,815	(2,360)
Decrease in accrued liabilities	(21,321)	-

Net cash (used) by operating activities	(175,864)	(65,330)

CASH FLOWS FROM INVESTING ACTIVITIES
Business acquisition, net of cash acquired	(38,150)	-
Advance to related parties	(809,901)	-

Net cash (used) by investing activities	(848,051)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	14,730	9,197
Proceeds from preferred stock sale	-	20,000
Proceeds from common stock sale	-	600,000
Repayment of related party loan	(12,442)	-
Sale of common stock	446,900	16,635

Net cash provided by financing activities	449,188	645,832

NET INCREASE (DECREASE) IN CASH	(574,727)	580,502

CASH - BEGINNING OF PERIOD	581,000	498

Effect of Changes in Exchange Rate	64	-
CASH - END OF PERIOD	$ 6,337	$ 581,000

SUPPLEMENTAL INFORMATION
Interest paid during the period	$ -	$ -

Income taxes paid during the period	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Asia Travel Corporation

(Formerly Known as Realgold International, Inc.)

Notes to Consolidated Financial Statements

March 31, 2013 and March 31, 2012

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

Organization – Asia Travel Corporation (formerly Realgold International, Inc.)  (the “Company” or “Asia Travel”) was incorporated under the laws of the State of Arizona on November 14, 1994. On November 22, 1996, the Company reincorporated under the laws of the State of Nevada and effected a forward split of its common stock on a basis of approximately 242 shares of the Nevada corporation for each share of the Arizona corporation. The Company ceased to actively pursue its business operations relating to the publishing of interactive media software in July, 1999.  On May 23, 2013, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada changing its name from Realgold International Inc. to Asia Travel Corporation During December 2011, the Company established a subsidiary in Hong Kong, Realgold Venture Pte Limited (Realgold Venture”).

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

On November 29, 2012, the Bureau of Science and Technology Industry Trade and Information of Zhuhai City approved the ownership transfer of Tengda Hotel to Realgold Venture. On March 26, 2013, Guangdong Province Department of Foreign Trade and Economic Cooperation approved the transfer of ownership..

Tengda Hotel and Tengda Travel are wholly owned subsidiaries of Tengfei Investment. They are considered as entities under common control. Accordingly, the financial statements for Tengda Hotel and Tengda Travel have been combined for all periods presented, similar to a pooling-of-interests.

Tengda Travel is a limited liability company formed under the laws of the People’s Republic of China on December 23, 2011. As of March 31, 2013, Tengda Travel had registered capital of RMB 300,000, or approximately $48,328 based on the exchange rate as of March 31, 2013. Tengda Travel’s principal activity is to provide packaged tours, air ticketing, reservation of hotel rooms and golf courses and organize corporate conferences, exhibitions and show events for its customers.

Tengda Hotel, formerly named Zhuhai Meihua Hotel Co., Ltd., is a limited liability company formed under the laws of the People’s Republic of China on January 16, 2006. Tengda Hotel had registered capital of RMB 500,000, or approximately $80,546 based on the exchange rate as of March 31, 2013. Tengda Hotel is a three-star hotel with 59 guest rooms, including 24 Standard Rooms, 24 Deluxe Rooms, 10 Business Rooms and 1 Luxury Suite, with many other amenities including fitness club, gym, business center, gift shop, meeting room , ballroom, game room, and a large parking lot.

Upon the completion of the said ownership transfer, Tengda Hotel becomes the wholly owned subsidiary of Realgold Venture.

On May 23, 2012, the Board of Directors of the Company adopted an Amendment to the Articles of Incorporation to increase authorized stock from 10,000,000 preferred shares and 99,000,000 common shares to 10,000,000 preferred shares and 990,000,000 common shares.

Our current organizational structure is set forth in the diagram below:

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

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in the foreign operations indefinitely. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2013, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

On November 29, 2012, Asia Travel changed its fiscal year end from December 31 to March 31. Certain reclassifications have been made to the previous year’s financial statements to conform to current year presentation, with no effect on previously reported net income.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Management believes that Company’s cash and cash equivalents held by major banks located in the PRC are of high credit quality as of March 31, 2013.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the combined financial statements were as follows:

2013
Year end RMB : USD exchange rate	6.2076
Year-average RMB : USD exchange rate	6.2390

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Post-retirement and post-employment benefits

The Company contributes to a state pension plan in respect of its PRC employees. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

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

The fully diluted shares would be 63,230,815 for the year ended March 31, 2013. The Company has no other potentially dilutive securities for the year ended March 31, 2013.

Recently Issued Accounting Pronouncements

The Company has reviewed recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

Note 2: Income Taxes

The Company was incorporated in the United States and has operations in three tax jurisdictions - the United States, the Hong Kong Special Administrative Region (“HK SAR”), and mainland China.

USA

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability.

Hong Kong

Realgold Venture Pte Limited was incorporated in Hong Kong and is subject to Hong Kong income taxes. As Realgold Venture Pte Limited had no income generated in Hong Kong, there was no tax expense or tax liability.

China

Tengda Hotel and Tengda Travel, which were incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).

 Income tax expenses (benefit) consist of the following:

	For the year ended	For the year ended
	March 31, 2013	March 31, 2012
Current	$1986	$-
Deferred	-	-
Total	$1,986	$-

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740. The Company has recorded no deferred tax assets or liabilities as of March 31, 2013, and 2012.The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.

The Company has no tax positions at March 31, 2013 and March 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the year ended March 31, 2013 and March 31, 2012, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2013 and March 31, 2012. Income tax periods 2010, 2011, and 2012 are open for examination by taxing authorities.

Note 3: Capital Stock

Preferred Stock –

The Company has 10,000,000 shares of authorized preferred stock at $0.01 par value. As of March 31, 2013 and March 31, 2012, the Company has 20,000 and 20,000 shares of preferred stock issued and outstanding, respectively.

On February 2012 our CEO purchased series A Preferred Stock for a total price of $20,000. One share of Series A Preferred Stock may be converted into 1,000 shares of Common Stock. The 20,000 shares of Series A Preferred Stock that our CEO, Tan Lung Lai, acquired from the Company may be converted into 20,000,000 shares of common stock. The holder of each one share of Series A Preferred Stock is entitled to 1,000 votes. There is no dividend rate for this class of Preferred Stock.

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

Note 4:  Acquisition and Pro Forma Statement

On November 22, 2012, Asia Travel’s wholly owned subsidiary Realgold Venture entered into a Lease Management Agreement (“Lease Management Agreement”) with Tengfei Investment. Under the Lease Management Agreement, Tengfei Investment leased the managerial and operating rights of Tengda Travel, a wholly owned subsidiary of Tengfei Investment, to Realgold Venture.

On November 25, 2012, Realgold Venture entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement’) with Tengfei Investment. Under the Ownership Transfer Agreement, Tengfei Investment transfers to Realgold Venture 100% of the ownership of Tengda Hotel for a total transfer price of RMB 400,000 Yuan (approximately $64,000). The total purchase price was allocated as follows:

Total purchase price:

Cash	$64,000

Allocated as follows:
Cash & cash equivalents	$25,850
Accounts receivable	2,129
Other receivable	400
Prepayment	1,472
Accounts payable and accrued expenses	(25,207)
Goodwill	$59,355
$64,000
Less cash acquired	$(25,850)
Cash, net of cash acquired	$38,150

 The excess fair value of net assets acquired over the purchase price was recorded as goodwill impairment.

On November 29, 2012, the Bureau of Science and Technology Industry Trade and Information of Zhuhai City approved the ownership transfer of Tengda Hotel to Realgold Venture. On March 26, 2013, Guangdong Province Department of Foreign Trade and Economic Cooperation approved the transfer of ownership.

Upon the completion of the said ownership transfer, Tengda Hotel becomes the wholly owned subsidiary of Realgold Venture.

Pro Forma Financial Information

The unaudited pro forma financial information presented below summarizes the consolidated operating results of the Company and Tengda Hotel and Tengda Travel for the year ended March 31, 2013, as if the acquisition had occurred on April 1, 2012.

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

Asia Travel International
Unaudited Pro Forma Statement of Operations and Comprehensive Income
For the Year Ended March 31, 2013

	Historical
	Combined
	Tengda Hotel and			Combined
	Tengda Travel	Asia Travel	Adjustments	Pro Forma

Revenue	$ 145,190	121,974		$ 289,758
Net loss	$ (21,836)	$ (240,787)	(12,000)	$ (272,637)

Loss per share - basic and diluted		$ (0.01)		$ (0.02)

Weighted average number of common shares		13,770,465		13,770,465

Note: The currency exchange rate is based on the average exchange rate of the related period.

(1)	The historical operating results of the Company were based on the Company’s financial statements for the year ended March 31, 2013.

(2)	The historical information of Tengda Hotel and Tengda Travel were derived from the books and the records of Tengda Hotel and Tengda Travel for the six months ended September 30, 2012.

(3)	Pro forma adjustment was based on the assumption that there are lease expense USD4,000 per quarter.

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

As of March 31, 2013,  the indebtedness of the Company to its shareholders and related entities with common owners and directors was $795,096 as follows:  During the periods presented, the Company has receivables due from its shareholders. The loans are unsecured and bear no interest. These loans have no fixed payment terms.

Name of Related Party from Whom Loans were Received	March 31, 2013	Relation
Mr. Tan Lun Lai	$31,058	Director of the Company
Tengfei Investment	$778,843	Former owner of Tengda Hotel Company
	$809,901
Mr. Guohua Li	$(14,805)	Former owner of Tengfei Investment
Total	$795,096

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

Note 7. Operating Lease

Tengda Hotel leased an 8-story-building for hotel services from Zhuhai City Xiangzhou District Meihua Street Office under a lease agreement dated November 1, 2010 for a ten-year term commencing November 1, 2010 to October 31, 2020. Future minimum payments under this operating lease as of  March 31, 2013 as follows:

Operating
For the Twelve Months Ending March 31,	Leases
2013	$102,708
2014	104,848
2015	109,127
2016	109,127
2017	111,267
Thereafter	327,379
Total future minimum lease payments	$864,456

Total rental expense on the operating lease was $34,236 from beginning of lease on December 1, 2012 to March 31, 2013.

Note 8. Segments Reporting

The Company operates in two segments: travel agency (which provides packaged tours, air ticketing, reservation of hotel rooms and golf courses and organize corporate conferences, exhibitions and show events for its customers and travel agency.) and hotel services.

There were no inter-segment sales for the year ended March 31, 2013 and 2012.

			Segment		Depreciation
	Year Ended	Net	Loss	Total	and	Capital
	Mar. 31	Sales	pre-tax	Assets	Amortization	Expenditure
Hotel Services	2013	$54,928	$(14,997)	$2,998	-	-

Travel Agency	2013	67,046	(5,307)	2,548	-	-

Company	2013	-	(220,483)	811,095	-	-

Total		$121,974	$(240,787)	$816,641

Note 9: Related Party Transactions

On February 20, 2012, the Company issued 20,000 shares of Series A Preferred Stock to Tan Lung Lai, the Company’s President, CEO and CFO, for a total price of $ 20,000, under a Series A Preferred Stock Purchase Agreement that the Company entered with Tan Lung Lai on December 15, 2011. The Series A Preferred Stock is a class of preferred stock that the Company created on November 2, 2011. One share of Series A Preferred Stock may be converted into 1,000 shares of Common Stock and the holder of each one share of Series A Preferred Stock is entitled to 1,000 votes. The 20,000 shares of Series A Preferred Stock that Tan Lung Lai acquired from the Company may be converted into 20,000,000 shares of common stock and also granted Tan Lung Lai with 20,000,000 votes of voting rights.

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