Form 10-Q
period 2013-06-30
Asia Travel Corp
filed 2013-08-19
CIK 1027235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

  ASIA TRAVEL CORPORATION

“Formerly Realgold International, Inc.”

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of  August 16,  2013, there are 177,748,501 shares of common stock issued and outstanding.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASIA TRAVEL CORPORATION

“Formerly Realgold International, Inc.”

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2013

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

ASIA TRAVEL CORPORATION
(FORMERLY KNOWN AS REALGOLD INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEETS - Unaudited

	June 30,	March 31,
	2013	2013
ASSETS

CURRENT ASSETS
Cash in bank	$ 48,026	$ 6,337
Other receivables	407	403

Total Current Assets	48,433	6,740

Related party receivables	1299,334	809,901

TOTAL ASSETS	$ 1,347,767	$ 816,641

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued liabilities	$ 4,155	$ 5,237
Deposits from investors	628,943
Related Party Payable	14,976	14,805

Total Current Liabilities	648,074	20,042

STOCKHOLDERS' EQUITY
Preferred stock; $.001 par value, 10,000,000 shares
authorized; 20,000 shares issued and outstanding, respectively	20	20

Common stock;
$.001 par value, 990,000,000 shares authorized;
and 51,960,101 shares issued and outstanding, respectively	51,960	51,960
Capital in excess of par value	8,992,918	8,992,918
Retained deficit	(8,344,947)	(8,248,227)
Accumulated other comprehensive loss	(258)	(72)

Total Stockholders' Equity	699,693	796,599

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,347,767	$ 816,643

The accompanying notes are an integral part of these financial statements.

ASIA TRAVEL CORPORATION
(FORMERLY KNOWN AS REALGOLD INTERNATIONAL INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Fort the three months ended
	June 30,	June 30,
	2013	2012

Revenue	$ 65,098	$ -
Cost of sales	32,166	-
Gross Margin	32,932	-

EXPENSES
General and administrative	129,720	31,019
Total expenses	129,720	31,019

OPERATING LOSS	(96,788)	(31,019)

OTHER INCOME AND EXPENSE
Interest income	68	-
Total other expenses	68	-

LOSS BEFORE INCOME TAXES	(96,720)	(31,019)
Provision for income taxes	-	-

NET LOSS	$ (96,720)	$ (31,019)

COMPREHENSIVE LOSS
Foreign currency translation loss	$ (186)	$ -

COMPREHEHESIVE LOSS	$ (96,906)	$ (31,019)

LOSS PER SHARE - basic and diluted
	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES- basic and diluted
	51,960,101	$ 7,270,101

The accompanying notes are an integral part of these financial statements.

ASIA TRAVEL CORPORATION

(FORMERLY KNOWN AS REALGOLD INTERNATIONAL INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS – Unaudited

	For the three months ended
	June 30,	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (96,720)	$ (31,019)
Adjustments to reconcile net (loss) to net cash used
by operating activities
Changes in assets and liabilities		-
Increase in prepaid expenses	-	22,000
Increase in accrued liabilities	(1,134)	4,500

Net cash (used) by operating activities	(97,854)	(4,519)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance to related parties	(489,433)	-

Net cash provided by investing activities	(489,433)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Deposit from investors for sale of common stock	628,943

Net cash provided by financing activities	628,943	-

NET INCREASE (DECREASE) IN CASH	41,656	(4,519)

EFFECT OF EXCHANGE RATE ON CASH	33	-

CASH - BEGINNING OF PERIOD	6,337	581,000
CASH - END OF PERIOD	$ 48,026	$ 576,481

SUPPLEMENTAL INFORMATION
Interest paid during the period	$ -	$ -

Income taxes paid during the period	$ -	$ -

The accompanying notes are an integral part of these financial statements.

ASIA TRAVEL CORPORATION
(FORMERLY KNOWN AS REALGOLD INTERNATIONAL, INC.)
NOTE TO CONSOLIDATED FINANCIALT STATEMENT Unaudited

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the Form 10-K Current Report filed by the Company on July 12, 2013. The Company follows the same accounting policies in the preparation of interim reports.

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

On November 22, 2012, Realgold Venture entered into a Lease Management Agreement (“Lease Management Agreement”) with Zhuhai Tengfei Investment Co., Ltd. (“Tengfei Investment”), a limited liability company formed under the laws of the People’s Republic of China (“China” or “PRC”). Under the Lease Management Agreement, Tengfei Investment leased the managerial and operating rights of Zhuhai Tengda International Travel Agency Co., Ltd. (“Tengda Travel”), a wholly owned subsidiary of Tengfei Investment, to Realgold Venture. Based on the agreement, Realgold obtained 20 years of business operation rights from Tengda Travel from November 2012 to November 2032 for a consideration of US$16,048 (RMB100,000) per year.

On November 25, 2012, Realgold Venture entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement’) with Tengfei Investment. Under the Ownership Transfer Agreement, Tengfei Investment transfers to Realgold Venture 100% of the ownership of Zhuhai Tengda Business Hotel Co., Ltd. (“Tengda Hotel”) for a total transfer price of RMB 400,000 Yuan (approximately $65,000).

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

Foreign currency translation

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

2013
Three months end RMB : USD exchange rate	6.1366
Three-months-average RMB : USD exchange rate	6.1882

Income (Loss) Per Common Share

Basic and diluted net loss per common share is computed using the net loss applicable to common shareholders and the weighted average number of shares of common stock outstanding. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from conversion of preferred stocks are anti-dilutive for all periods presented. The fully diluted shares would be 71,960,101 and 27,270,701 for the three months ended June 30, 2013 and June 30, 2012, respectively.

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

 Income tax expenses (benefit) consist of the following:

For the Three Months Ended June 30,
	2013	2012
Current	$-	$-
Deferred	-	-
Total	$-	$-

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740. The Company has recorded no deferred tax assets or liabilities as of June 30, 2013, and March 31, 2013.The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.

The Company has no tax positions at June 30, 2013 and June 30, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three months ended June 30, 2013 and 2012, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at June 30,2013 and June 30, 2012. Income tax periods 2010, 2011, and 2012 are open for examination by taxing authorities.

Note 3: Capital Stock

Preferred Stock –

The Company has 10,000,000 shares of authorized preferred stock at $0.01 par value. As of June 30, 2013 and March  31, 2013, the Company has 20,000 and 20,000 shares of preferred stock issued and outstanding, respectively.

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

Common Stock

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

 Pro Forma Financial Information

The unaudited pro forma financial information presented below summarizes the consolidated operating results of the Company and Tengda Hotel and Tengda Travel for the three months ended June 30, 2012, as if the acquisition had occurred on April 1, 2012.

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

Asia Travel Corporation
Unaudited Pro Forma Statement of Operations and Comprehensive Income
For the three months ended June 30, 2012

		Historical
		Combined
		Tengda Hotel and		Combined
	Asia Travel	Tengda Travel	Adjustments	Pro Forma

Revenue	$ 0	79,297		$ 79,297
Net loss	$ (31,019)	$ (11,282)	(4,000)	$ (46,301)

Loss per share - basic and diluted		$ (0.0)		$ (0.00)

Weighted average number of common shares		7,270,101		7,270,101

Note: The currency exchange rate is based on the average exchange rate of the related period.

(1)	The historical operating results of the Company were based on the Company’s financial statements for the thee months ended June 30, 2012.

(2)	The historical information of Tengda Hotel and Tengda Travel were derived from the books and the records of Tengda Hotel and Tengda Travel for the three months ended June 30, 2012.

(3)	Pro forma adjustment was based on the assumption that there are lease expense USD4,000 per quarter.

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

As of June 30, 2013, the indebtedness of the Company to its shareholders and related entities with common owners and directors was  as follows:

During the periods presented, the Company has receivables due from its shareholders. The loans are unsecured and bear no interest. These loans have no fixed payment terms. The loans are unsecured and bear no interest. These loans have no fixed payment terms.

The loan to Tengfei Investment was to assist Tengfei Investment to purchase of a hotel building, the $778,843 was used as a down payment during 2012. For the period ended June 30, 2013, additional fund of $489,433 was made to complete improvements of the acquired building. We have agreement with Tengfei Investment shareholder to acquire the Tengfei Investment after successfully obtaining mortgage loan.  We are in the process to complete the agreement with Tengfei Investment. Upon completion of the loan receivable will be transferred as the purchase price and we will assume the mortgage loan.

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

Note 7. Operating Lease

The Company's commitments as of March 31, 2013 did not materially change from the amounts set forth in the Company's 2012 Annual Report on Form 10-K.

Total rental expense on the operating lease amounted to $25,856 for three months ended June 30, 2103.

Note 8. Segments Reporting

The Company operates in two segments: travel agency (which provides packaged tours, air ticketing, reservation of hotel rooms and golf courses and organize corporate conferences, exhibitions and show events for its customers and travel agency.) and hotel services.

We allocate resources to and assess the performance of the reportable segment using information about revenues and operating income (loss).  We do not evaluate operating segment using discrete assets information. We do not allocate gains and losses from interest and other income, or taxes to operating segments. The Corporate and other category includes expense and charges such as corporate costs, finance and legal and stock based compensation expenses.

There were no inter-segment sales for the three months ended June 30, 2013 and 2012.

	Three Months Ended	Net	Operating
	June 30	Sales	Income (loss)
Hotel Services	2013	25,200	(650)
	2012	-	-

Travel Agency	2013	39,898	1,156
Corporate	2013	-	- (97,294)
	2012	-	(31,019)

Total	2013	65,098	(96,788)
	2013	-	(31,019)

Note 9: Advance from investors

During the three months ended June 30, 2013, we received investor deposit of $628,943 for the stock purchase agreement, see note 10..

Note 10:  Subsequent Events

On July 22, 2013, the Company entered into a Regulation S Stock Purchase Agreement (“Agreement”) with a group of 34 non-US individual purchasers (“Purchasers”). Under the Agreement, the Company will issue a total of 125,788,400 shares of common stock to Purchasers for a total price of $628,942 ($0.005 per share). The issuance of the 125,788,400 shares is pursuant to the exemption provided by Regulation S. None of the Purchasers is a US person and the transactions underlying the Agreement are carried out outside US.  Accordingly, July 29, 2013, 125,788,400 shares of common stocks have been issued.

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

(1) The term of the Lease Management Agreement is 20 years (November 2012 to November 2032).

(2)The total lease fee is RMB 2,000,000 Yuan (approximately $320,760) (RMB 100,000 Yuan per year).

(3)Realgold Venture is responsible for all the daily operations and management of Tengda Travel.

(4)Realgold Venture is entitled to all the revenues of Tengda Travel.

(5)Realgold Venture is responsible for all the expenses and costs of Tengda Travel.

On November 25, 2012, Realgold Venture entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement’) with Tengfei Investment. Under the Ownership Transfer Agreement, Tengfei Investment transfers to Realgold Venture 100% of the ownership of Zhuhai Tengda Business Hotel Co., Ltd. (“Tengda Hotel”) for a total transfer price of RMB 400,000 Yuan (approximately $65,000).

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

Tengda Travel is a travel agency located in Zhuhai, Guangdong Province, China. Through Tengda Travel, we provide packaged tour, air ticketing, reservation of hotel rooms and golf courses and organize corporate conferences, exhibitions and show events for our customers. Tengda Hotel operates a hotel (Tengda Business Hotel) in Zhuhai, Guangdong Province, China. Tengda Business Hotel was opened in late 2006. Tengda Hotel is a three-star hotel with 59 guest rooms, including 24 Standard Rooms, 24 Deluxe Rooms, 10 Business Rooms and 1 Luxury Suite, with many other amenities including fitness club, gym, business center, gift shop, meeting room , ballroom, game room, and a large parking lot.

In the three months ended June 30, 2013, revenue from our Tengda Travel and Tengda Hotel represented 61.3% and 38.7% of our revenue, respectively. We do not have any operations other than acting as a holding entity during the three months ended June 30, 2013.

Results of Operations and Business Outlook

Net sales for the three ended June 30, 2013 were $65,098. Among this amount , $39,898 was generated from the Tengda Travel and $25,200 was generated from Tengda Hotel.

Cost of goods sold was $32,166 for three months ended June 30, 2013. Gross profit margin in percentage for the three months ended June 30, 2013 was 50.6%. Significant portions of our operating costs are from Tengda Travel, which are fixed costs.

Our operating expenses increased by $98,701 to $129,720 for the three months ended June 30, 2013. The increase in operating expenses is mainly due to the consolidation of the financial results with Tengda Travel and Tengda Hotel after November 2012. Our operating expenses consist of general and administrative and selling expenses.

Net loss increased by $65,701 to $96,720 for the three months ended June 30, 2013 from $31,019 for the corresponding period in 2012. Among this amount, net income of $1,156 was generated from the Tengda Travel and net loss of $650 from Tengda Hotel for the three months ended June 30, 2013. And Corporate loss of $97,294,the increase in net loss is mainly due to an increase in operating expenses related to professional fees.

LIQUIDITY AND CAPITAL RESOURCES

We financed our operations and expansion from cash flow from operations and contribution from our shareholders. The table below sets forth certain items on our balance sheet reflecting the changes to our financial condition as of June 30, 2013 from our financial condition as of March 31, 2013.

	As of June 30	As of March 31
	2013	2013	Change
Cash and cash equivalents	$48,026	$6,337	657.9%
Other current assets	407	403	0.99%
Related party receivable	1,299,344	809,901	60.50%
Accrued expenses and other payables	4,155	5,237	20.66%
Deposits from investors	628,943	-	na
Shareholders payable	14,976	14,805	1.10%

Cash and cash equivalents was $48,026 as of June 30, 2013, an increase of 657.9% from $6,337 as of March 31, 2013. The increase was primarily due to the proceeds of $628,942 from investors for stock purchase.

Current liabilities were $31,573 as of March 31, 2013, representing an increase of 57.5% as compared to $20,042 at the beginning of the year. The increase in current liability was mainly due to the increase in related party payable from Tengda Travel and Tengda Hotel.

Management anticipates that the Company will incur more costs including legal and accounting fees to locate and complete a merger or acquisition. Management intends to provide loans or sell equity to cover the cost for the foreseeable future.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements included in our 2012 Annual Report on Form 10-K for the year ended March 31, 2013, as filed with the U.S. Securities and Exchange Commission (“SEC”) on July 12, 2013.  During the three months ended June 30, 2013 the Company did not change any of its critical accounting policies or estimates.

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

On November 25, 2012, Realgold Venture entered into an Ownership Transfer Agreement with Tengfei Investment. Under the Ownership Transfer Agreement, Tengfei Investment transfers to Realgold Venture 100% of the ownership of Zhuhai Tengda Business Hotel Co., Ltd. (“Tengda Hotel”) for a total transfer price of RMB 400,000 Yuan (approximately $65,183). The director of the Company loaned RMB 400,000 Yuan to Realgold Venture for the purpose of the purchase. This loan was offset by the receivables from this director.  The loans are unsecured and bear no interest. These loans have no fixed payment terms.

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

None

ITEM 1A. Risk Factors

N/A-Smaller Reporting Company

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2013, the Company entered into a Regulation S Stock Purchase Agreement (“Agreement”) with a group of 34 non-US individual purchasers (“Purchasers”). Under the Agreement, the Company will issue a total of 125,788,400 shares of common stock to Purchasers for a total price of $628,942 ($0.005 per share). The issuance of the 125,788,400 shares is pursuant to the exemption provided by Regulation S. None of the Purchasers is a US person and the transactions underlying the Agreement are carried out outside US.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2013 we have not purchased any equity securities.

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

Dated: August 19, 2013

By:

/s/ Tan Lung Lai

     Tan Lung Lai

Chief Executive Officer

Chief Financial Officer