Form 10-Q
period 2013-09-30
Asia Travel Corp
filed 2013-11-19
CIK 1027235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

140-75 Ash Avenue, Suite 2D

Queens, NY 11355

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of November 18, 2013, there are 177,748,501 shares of common stock issued and outstanding.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASIA TRAVEL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2013

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

ASIA TRAVEL CORPORATION
CONSOLIDATED BALANCE SHEETS - Unaudited

	September 30,	March 31,
	2013	2013
ASSETS

CURRENT ASSETS
Cash in bank	$ 25,432	$ 6,337
Other receivables	_____-_	403

Total Current Assets	25,432	6,740

Related party receivables	1,299,334	809,901

TOTAL ASSETS	$ 1,324,766	$ 816,641

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued liabilities	$ 5,689	$ 5,237
Related Party Payable	18,510	14,805

Total Current Liabilities	24,199	20,042

STOCKHOLDERS' EQUITY
Preferred stock; $.001 par value, 10,000,000 shares
authorized; 20,000 shares issued and outstanding, respectively	20	20

Common stock;
$.001 par value, 990,000,000 shares authorized; 177,748,501 and
51,960,101 shares issued and outstanding, respectively	177,748	51,960
Capital in excess of par value	9,496,073	8,992,918
Retained deficit	(8,372,959)	(8,248,227)
Accumulated other comprehensive loss	(315)	(72)

Total Stockholders' Equity	1,300,567	796,599

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,324,766	$ 816,643

The accompanying notes are an integral part of these financial statements.

ASIA TRAVEL CORPORATION
STATEMENTS OF OPERATIONS - Unaudited

	Fort the three months ended		For the Six months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2013	2012	2013	2012

Revenue	$ 47,360	$ -	$ 112,458	$ -
Cost of sales	17,979	-	50,145	-
Gross Margin	29,381	-	62,313	-

EXPENSES
General and administrative	$ 57,397	$ 97,027	$ 187,117	$ 128,046
Total expenses	$ 57,397	$ 97,027	$ 187,117	$ 128,046

OPERATING LOSS	$ (28,016)	$ (97,027)	$ (124,804)	$ (128,046)

OTHER INCOME AND EXPENSE
Interest income	$ 4	$ -	$ 72	$ -

LOSS BEFORE INCOME TAXES	$ (28,012)	$ (97,027)	$ (124,732)	$ (128,046)
Provision for income taxes	$ -	$ -	$ -	$ -

NET LOSS	$ (28,012)	$ (97,027)	$ (124,732)	$ (128,046)

COMPREHENSIVE LOSS
Foreign currency translation loss	$ (130)	$ -	$ (316)	$ -

COMPREHENSIVE LOSS	$ (28,142)	$ (97,027)	$ (125,047)	$ (128,046)

LOSS PER SHARE - basic and diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.34)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES- basic and diluted (Note 3)	139,465,100	7,270,101	95,951,700	6,270,101

The accompanying notes are an integral part of these financial statements.

ASIA TRAVEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS – Unaudited

	For the six months ended
	September 30,	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (124,732)	$ (128,046)
Adjustments to reconcile net (loss) to net cash used
by operating activities
Changes in assets and liabilities		-
Decrease in other receivables	403
Decrease in prepaid expenses		22,000
Increase in accrued liabilities	_______________381	______________19,800

Net cash (used) by operating activities	(123,948)	(86,246)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance to related parties	(489,433)	-

Net cash provided by investing activities	(489,433)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	3,477	-
Proceeds from sale of common stock	__________ 628,943	__________________ -

Net cash provided by financing activities	632,420	-

NET INCREASE (DECREASE) IN CASH	19,039	(86,246)

EFFECT OF EXCHANGE RATE ON CASH	56	-

CASH - BEGINNING OF PERIOD	_____________6,337	_____________581,000
CASH - END OF PERIOD	$ 25,432	$ 494,754

SUPPLEMENTAL INFORMATION
Interest paid during the period	$ -	$ -

Income taxes paid during the period	$ -	$ -

The accompanying notes are an integral part of these financial statements.

ASIA TRAVEL CORPORATION

NOTE TO CONSOLIDATED FINANCIALT STATEMENT Unaudited

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the Form 10-K Annual Report filed by the Company on July 12, 2013. The Company follows the same accounting policies in the preparation of interim reports.

Organization

Asia Travel Corporation (formerly Realgold International, Inc.)  (the “Company” or “Asia Travel”) was incorporated under the laws of the State of Arizona on November 14, 1994. On November 22, 1996, the Company reincorporated under the laws of the State of Nevada and effected a forward split of its common stock on a basis of approximately 242 shares of the Nevada corporation for each share of the Arizona corporation. The Company ceased to actively pursue its business operations relating to the publishing of interactive media software in July, 1999.  On May 23, 2013, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada changing its name from Realgold International, Inc. to Asia Travel Corporation During December 2011, the Company established a subsidiary in Hong Kong, Realgold Venture Pte Limited (Realgold Venture”).

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

On November 25, 2012, Realgold Venture entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement”) with Tengfei Investment. Under the Ownership Transfer Agreement, Tengfei Investment transfers to Realgold Venture 100% of the ownership of Zhuhai Tengda Business Hotel Co., Ltd. (“Tengda Hotel”) for a total transfer price of RMB 400,000 Yuan (approximately $65,000).

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

Foreign currency translation

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

2013
Six months end RMB : USD exchange rate	6.1211
Six-months-average RMB : USD exchange rate	6.1555

Income (Loss) Per Common Share

Basic and diluted net loss per common share is computed using the net loss applicable to common shareholders and the weighted average number of shares of common stock outstanding. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from conversion of preferred stocks are anti-dilutive for all periods presented. The fully diluted shares would be 115,951,700 and 26,270,701 for the six months ended September 30, 2013 and September 30, 2012, respectively.

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

For the Six Months Ended September 30,
	2013	2012
Current	$-	$-
Deferred	-	-
Total	$-	$-

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740. The Company has recorded no deferred tax assets or liabilities as of September 30, 2013, and March 31, 2013.  The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.

The Company has no tax positions at September 30, 2013 and September 30, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the six months ended September 30, 2013 and 2012, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at September 30, 2013 and September 30, 2012. Income tax periods 2010, 2011, and 2012 are open for examination by taxing authorities.

Note 3: Capital Stock

Preferred Stock –

The Company has 10,000,000 shares of authorized preferred stock at $0.01 par value. As of September 30, 2013 and March 31, 2013, the Company has 20,000 and 20,000 shares of preferred stock issued and outstanding, respectively.

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

On July 22, 2013, the Company entered into a Regulation S Stock Purchase Agreement (“Agreement”) with a group of 34 non-US individual purchasers (“Purchasers”). Under the Agreement, the Company will issue a total of 125,788,400 shares of common stock to Purchasers for a total price of $628,943 ($0.005 per share). The issuance of the 125,788,400 shares is pursuant to the exemption provided by Regulation S. None of the Purchasers is a US person and the transactions underlying the Agreement are carried out outside US.  Accordingly, July 29, 2013, 125,788,400 shares of common stock have been issued.

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

 Pro Forma Financial Information

The unaudited pro forma financial information presented below summarizes the consolidated operating results of the Company and Tengda Hotel and Tengda Travel for the six months ended September 30, 2012, as if the acquisition had occurred on April 1, 2012.

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

Asia Travel Corporation
Unaudited Pro Forma Statement of Operations and Comprehensive Income
For the six months ended September 30, 2012

		Historical
		Combined
		Tengda Hotel and		Combined
	Asia Travel	Tengda Travel	Adjustments	Pro Forma

Revenue	$ 0	145,190		$ 145,190
Net loss	$ (128,046)	$ (21,842)	(4,000)	$ (153,888)

Loss per share - basic and diluted		$ (0.00)		$ (0.00)

Weighted average number of common shares		7,270,101		7,270,101

Note: The currency exchange rate is based on the average exchange rate of the related period.

(1)	The historical operating results of the Company were based on the Company’s financial statements for the six months ended September 30, 2012.

(2)	The historical information of Tengda Hotel and Tengda Travel were derived from the books and the records of Tengda Hotel and Tengda Travel for the six months ended September 30, 2012.

(3)	Pro forma adjustment was based on the assumption that there are lease expense USD4,000 per quarter.

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

As of September 30, 2013, the indebtedness of the Company to its shareholders and related entities with common owners and directors was  as follows:

During the periods presented, the Company has receivables due from its shareholders. The loans are unsecured and bear no interest. These loans have no fixed payment terms. The loans are unsecured and bear no interest. These loans have no fixed payment terms.

The loan to Tengfei Investment was to assist Tengfei Investment to purchase a hotel building, the $778,843 was used as a down payment during 2012. For the period ended September 30, 2013, additional funding of $489,433 was made to complete improvements of the acquired building. We have agreement with Tengfei Investment shareholder to acquire the Tengfei Investment after successfully obtaining mortgage loan.  We are in the process to complete the agreement with Tengfei Investment. Upon completion of mortgage financing, the loan receivable will be transferred as the purchase price and we will assume the mortgage loan.

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

Note 7. Operating Lease

The Company's commitments as of September 30, 2013 did not materially change from the amounts set forth in the Company's 2012 Annual Report on Form 10-K.

Total rental expense on the operating lease amounted to $51,985 for the six months ended September 30, 2103.

Note 8. Segments Reporting

The Company operates in two segments: travel agency (which provides packaged tours, air ticketing, reservation of hotel rooms and golf courses and organize corporate conferences, exhibitions and show events for its customers and travel agency) and hotel services.

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

There were no inter-segment sales for the six months ended September 30, 2013 and 2012.

	Six Months Ended	Net	Operating
	September 30	Sales	Income (loss)
Hotel Services	2013	45,654	(3,561)
	2012	-	-

Travel Agency	2013	66,804	(358)
Corporate	2013	-	- (120,813)
	2012	-	(128,046)

Total	2013	112,458	(124,732)
	2012	-	(128,046)

Note 9: Subsequent Event

The Company has evaluated subsequent events through the date the financial statements were available to be issued. No significant events occurred subsequent to the balance sheet date that would have a material impact on the consolidated financial statements.

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

Management's Discussion and Analysis or Plan of Operation

Overview

Asia Travel Corporation (formerly Realgold International, Inc.)  (the “Company” or “Asia Travel”)  was incorporated under the laws of the State of Arizona on November 14, 1994. On November 22, 1996, the Company reincorporated under the laws of the State of Nevada and effected a forward split of its common stock on a basis of approximately 242 shares of the Nevada corporation for each share of the Arizona corporation. The Company ceased to actively pursue its business operations relating to the publishing of interactive media software in July, 1999. On May 23, 2013, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada changing its name from Realgold International, Inc. to Asia Travel Corporation.  During December 2011, the Company established a subsidiary in Hong Kong, Realgold Venture Pte Limited (“Realgold Venture).

On November 22, 2012, Realgold Venture entered into a Lease Management Agreement (“Lease Management Agreement”) with Zhuhai Tengfei Investment Co., Ltd. (“Tengfei Investment”), a limited liability company formed under the laws of the People’s Republic of China (“China” or “PRC”). Under the Lease Management Agreement, Tengfei Investment leased the managerial and operating rights of Zhuhai Tengda International Travel Agency Co., Ltd. (“Tengda Travel”), a wholly owned subsidiary of Tengfei Investment, to Realgold Venture. The major terms of the Lease Management Agreement are:

(1) The term of the Lease Management Agreement is 20 years (November 2012 to November 2032).

(2)The total lease fee is RMB 2,000,000 Yuan (approximately $326,739) (RMB 100,000 Yuan per year).

(3)Realgold Venture is responsible for all the daily operations and management of Tengda Travel.

(4)Realgold Venture is entitled to all the revenues of Tengda Travel.

(5)Realgold Venture is responsible for all the expenses and costs of Tengda Travel.

On November 25, 2012, Realgold Venture entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement’) with Tengfei Investment. Under the Ownership Transfer Agreement, Tengfei Investment transfers to Realgold Venture 100% of the ownership of Zhuhai Tengda Business Hotel Co., Ltd. (“Tengda Hotel”) for a total transfer price of RMB 400,000 Yuan (approximately $65,348).

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

In the six months ended September 30, 2013, revenue from our Tengda Travel and Tengda Hotel represented 40.6% and 59.4% of our revenue, respectively. We do not have any operations other than acting as a holding entity during the six months ended September 30, 2013.

Results of Operations and Business Outlook

Net sales for the three and six ended September 30, 2013 were $47,360 and $112,458, respectively. Among this amount, $5,756 was generated from the Tengda Travel and $41,604 was generated from Tengda Hotel for the three months ended September 30, 2013; $45,654 was generated from the Tengda Travel and $66,804 was generated from Tengda Hotel for the six months ended September 30, 2013.

Gross profit was $29,381 and $62,313 for three and six months ended September 30, 2013, respectively. Gross profit margin in percentage for the three and six months ended June 30, 2013 was 62.0% and 55.4%, respectively. Significant portions of our operating costs are from Tengda Travel, which are fixed costs.

Our operating expenses decreased by $39,630 to $57,397 for the three months ended September 30, 2013 and increased by $57,071 to $187,118 for the six months ended September 30, 2013. The increase in operating expenses in the six months ended September 30, 2013 is mainly due to the consolidation of the financial results with Tengda Travel and Tengda Hotel after November 2012. Our operating expenses consist of general and administrative and selling expenses.

Net loss decreased by $69,015 to $28,012 for the three months ended September 30, 2013 from $97,027 for the corresponding period in 2012 and decreased by $3,314 to $124,732 for the for the six months ended September 30, 2013 from $128,046 for the corresponding period in 2012.  Among this amount, net income of $798 was generated from the Tengda Travel and net loss of $2,911 from Tengda Hotel for the three months ended September 30, 2013, and Corporate loss of $25,899. For the six months ended September 30,2013, net loss of $358 was generated from the Tengda Travel and net loss of $3,561 from Tengda Hotel, and Corporate loss of $120,813.  The decrease in net loss is mainly due to an increase in revenue generated .

LIQUIDITY AND CAPITAL RESOURCES

We financed our operations and expansion from cash flow from operations and contribution from our shareholders. The table below sets forth certain items on our balance sheet reflecting the changes to our financial condition as of September 30, 2013 from our financial condition as of March 31, 2013.

	As of September	As of March 31
	2013	2013	Change
Cash and cash equivalents	$25,432	$6,337	301.33%
Other current assets	-	403	(100%	)
Related party receivable	1,299,334	809,901	60.43%
Accrued expenses and other payables	5,689	5,237	8.63%
Shareholders payable	18,510	14,805	25.03%

Cash and cash equivalents was $25,432 as of September 30, 2013, an increase of 301.33% from $6,337 as of March 31, 2013. The increase was primarily due to the proceeds of $628,943 from investors for stock purchase, offsetting by advance to related party loan.

Management anticipates that the Company will incur more costs including legal and accounting fees to locate and complete a merger or acquisition. Management intends to provide loans or sell equity to cover the cost for the foreseeable future.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements included in our 2012 Annual Report on Form 10-K for the year ended March 31, 2013, as filed with the U.S. Securities and Exchange Commission (“SEC”) on July 12, 2013.  During the six months ended September 30, 2013 the Company did not change any of its critical accounting policies or estimates.

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

On November 25, 2012, Realgold Venture entered into an Ownership Transfer Agreement with Tengfei Investment. Under the Ownership Transfer Agreement, Tengfei Investment transfers to Realgold Venture 100% of the ownership of Zhuhai Tengda Business Hotel Co., Ltd. (“Tengda Hotel”) for a total transfer price of RMB 400,000 Yuan (approximately $65,348). The director of the Company loaned RMB 400,000 Yuan to Realgold Venture for the purpose of the purchase. This loan was offset by the receivables from this director.  The loans are unsecured and bear no interest. These loans have no fixed payment terms.

As of September 30, 2013, the indebtedness of the Company to its shareholders and related entities with common owners and directors was  as follows:

During the periods presented, the Company has receivables due from its shareholders. The loans are unsecured and bear no interest. These loans have no fixed payment terms. The loans are unsecured and bear no interest. These loans have no fixed payment terms.

The loan to Tengfei Investment was to assist Tengfei Investment to purchase a hotel building, the $778,843 was used as a down payment during 2012. For the period ended September 30, 2013, additional funding of $489,433 was made to complete improvements of the acquired building. We have agreement with Tengfei Investment shareholder to acquire the Tengfei Investment after successfully obtaining mortgage loan.  We are in the process to complete the agreement with Tengfei Investment. Upon completion of mortgage financing, the loan receivable will be transferred as the purchase price and we will assume the mortgage loan.

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

None

ITEM 1A. Risk Factors

N/A-Smaller Reporting Company

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2013, the Company entered into a Regulation S Stock Purchase Agreement (“Agreement”) with a group of 34 non-US individual purchasers (“Purchasers”). Under the Agreement, the Company will issue a total of 125,788,400 shares of common stock to Purchasers for a total price of $628,943 ($0.005 per share). The issuance of the 125,788,400 shares is pursuant to the exemption provided by Regulation S. None of the Purchasers is a US person and the transactions underlying the Agreement are carried out outside US.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended September 30, 2013 we have not purchased any equity securities.

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

Dated: November 18, 2013

By:

/s/ Tan Lung Lai

     Tan Lung Lai

Chief Executive Officer

Chief Financial Officer