Form 10-Q
period 2013-12-31
Asia Travel Corp
filed 2014-02-10
CIK 1027235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

ASIA TRAVEL CORPORATION

(Name of Registrant as Specified in its Charter)

Nevada	000-21909	86-0779928
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer ID No.)

Unit 1202, Level 12, One Peking,

1 Peking Road, Tsim Sha Tsui,

Kowloon, Hong Kong

 (Address of principal executive office)

Registrant’s telephone number, including area code: +852 39809369

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of February 10, 2014, there are 177,748,501 shares of common stock issued and outstanding.

Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

ASIA TRAVEL CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2013

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

 ASIA TRAVEL CORPORATION

CONSOLIDATED BALANCE SHEETS – Unaudited

	December 31,	March 31,
	2013	2013
ASSETS
CURRENT ASSETS
Cash in bank	$16,315	$6,337
Other receivables	9,499	403

Total Current Assets	25,814	6,740

Related party receivables	1,299,334	809,901

TOTAL ASSETS	$1,325,148	$816,641

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued liabilities	$21,341	$5,237
Related party payable	18,715	14,805

Total Current Liabilities	40,056	20,042

STOCKHOLDERS’ EQUITY
Preferred stock; $.001 par value, 10,000,000 shares authorized; 20,000 shares issued and outstanding, respectively	20	20

Common stock; $.001 par value, 990,000,000 shares authorized; 177,748,501 and 51,960,101 shares issued and outstanding, respectively	177,748	51,960
Capital in excess of par value	9,496,073	8,992,918
Retained deficit	(8,388,292)	(8,248,227)
Accumulated other comprehensive loss	(457)	(72)

Total Stockholders’ Equity	1,285,092	796,599

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,325,148	$816,641

The accompanying notes are an integral part of these financial statements.

 ASIA TRAVEL CORPORATION

STATEMENTS OF OPERATIONS – Unaudited

	For the three months ended		For the nine months ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012

Revenue	$97,418	$48,431	$209,876	$48,431
Cost of sales	48,928	35,162	99,073	35,162
Gross margin	48,490	13,269	110,803	13,269

EXPENSES
General and administrative	$63,832	$33,004	$250,949	$239,046
Total expenses	$63,832	$33,004	$250,949	$239,046

OPERATING LOSS	$(15,342)	$(19,735)	$(140,146)	$(225,777)

OTHER INCOME AND EXPENSE
Interest income	$9	$—	$81	$—

LOSS BEFORE INCOME TAXES	$(15,333)	$(19,735)	$(140,065)	$(225 777)
Provision for income taxes	$—	$—	$—	$—

NET LOSS	$(15,333)	$(19,735)	$(140,065)	$(225,777)

COMPREHENSIVE LOSS
Foreign currency translation loss	$(69)	$(3)	$(385)	$(3)

COMPREHENSIVE LOSS	$(15,402)	$(19,738)	$(140,450)	$(225,780)

LOSS PER SHARE - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - basic and diluted (Note 3)	177,748,501	26,700,536	123,316,400	13,770,465

The accompanying notes are an integral part of these financial statements.

ASIA TRAVEL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) – Unaudited

					Capital in		Accumulated other
	Preferred stock		Common stock		excess of par	Retained	comprehensive
	Shares	Amount	Shares	Amount	value	deficit	income (loss)	Total
Balance at March 31, 2012	20,000	$20	7,270,101	$7,270	$8,590,708	$(8,007,440)	$—	$590,558

Net loss	—	—	—	—	—	(240,787)	—	(240,787)
Sale of common stock	—	—	44,690,000	44,690	402,210	—	—	446,900
Foreign currency translation adjustment	—	—	—	—	—	—	(72)	(72)

Balance at March 31, 2013	20,000	$20	51,960,101	$51,960	$8,992,918	$(8,248,227)	$(72)	$796,599

Net loss	—	—	—	—	—	(140,065)	—	(140,065)
Sale of common stock	—	—	125,788,400	125,788	503,155	—	—	628,943
Foreign currency translation adjustment	—	—	—	—	—	—	(385)	(385)

Balance at December 31, 2013	20,000	$20	177,748,501	$177,748	$9,496,073	$(8,388,292)	$(457)	$1,285,092

The accompanying notes are an integral part of these financial statements.

ASIA TRAVEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS – Unaudited

	For the nine months ended
	December 31,	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(140,065)	$(225,777)
Adjustments to reconcile net (loss) to net cash used by operating activities
Changes in assets and liabilities
Increase in other receivables	(8,967)	—
Decrease in prepaid expenses	—	22,000
Increase in accrued liabilities	15,763	36,033

Net cash (used) by operating activities	(133,269)	(167,744)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance to related parties	(489,433)	(809,901)

Net cash (used) by investing activities	(489,433)	(809,901)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	3,489	—
Payments to related party	—	(12,442)
Proceeds from sale of common stock	628,943	446,900

Net cash provided by financing activities	632,432	434,458

NET INCREASE (DECREASE) IN CASH	9,730	(543,187)

EFFECT OF EXCHANGE RATE ON CASH	248	(3)

CASH - BEGINNING OF PERIOD	6,337	581,000
CASH - END OF PERIOD	$16,315	$37,810

SUPPLEMENTAL INFORMATION
Interest paid during the period	$—	$—

Income taxes paid during the period	$—	$—

The accompanying notes are an integral part of these financial statements.

ASIA TRAVEL CORPORATION

NOTE TO CONSOLIDATED FINANCIAL STATEMENT Unaudited

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

Organization

Asia Travel Corporation (formerly Realgold International, Inc.)  (the “Company” or “Asia Travel”) was incorporated under the laws of the State of Arizona on November 14, 1994. On November 22, 1996, the Company reincorporated under the laws of the State of Nevada and effected a forward split of its common stock on a basis of approximately 242 shares of the Nevada corporation for each share of the Arizona corporation. The Company ceased to actively pursue its business operations relating to the publishing of interactive media software in July, 1999.  On May 23, 2013, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada changing its name from Realgold International, Inc. to Asia Travel Corporation. During December 2011, the Company established a subsidiary in Hong Kong, Asia Travel (Hong Kong) Limited (formerly Realgold Venture Pte Limited) (“Asia Travel (Hong Kong)”).

On November 22, 2012, Asia Travel (Hong Kong) entered into a Lease Management Agreement (“Lease Management Agreement”) with Zhuhai Tengfei Investment Co., Ltd. (“Tengfei Investment”), a limited liability company formed under the laws of the People’s Republic of China (“China” or “PRC”). Under the Lease Management Agreement, Tengfei Investment leased the managerial and operating rights of Zhuhai Tengda International Travel Agency Co., Ltd. (“Tengda Travel”), a wholly owned subsidiary of Tengfei Investment, to Asia Travel (Hong Kong). Based on the agreement, Asia Travel (Hong Kong) obtained 20 years of business operation rights from Tengda Travel from November 2012 to November 2032 for a consideration of US$16,048 (RMB100,000) per year.

On November 25, 2012, Asia Travel (Hong Kong) entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement”) with Tengfei Investment. Under the Ownership Transfer Agreement, Tengfei Investment transfers to Asia Travel (Hong Kong) 100% of the ownership of Zhuhai Tengda Business Hotel Co., Ltd. (“Tengda Hotel”) for a total transfer price of RMB 400,000 Yuan (approximately $65,000).

On November 29, 2012, the Bureau of Science and Technology Industry Trade and Information of Zhuhai City approved the ownership transfer of Tengda Hotel to Asia Travel (Hong Kong). On March 26, 2013, Guangdong Province Department of Foreign Trade and Economic Cooperation approved the transfer of ownership.

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

Upon the completion of the said ownership transfer, Tengda Hotel becomes the wholly owned subsidiary of Asia Travel (Hong Kong).

On May 23, 2012, the Board of Directors of the Company adopted an Amendment to the Articles of Incorporation to increase authorized stock from 10,000,000 preferred shares and 99,000,000 common shares to 10,000,000 preferred shares and 990,000,000 common shares.

Foreign currency translation

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2013	2012
Nine months ended RMB : USD exchange rate	6.0540	6.2313
Nine-months-average RMB : USD exchange rate	6.1339	6.2517

Income (loss) per common share

Basic and diluted net loss per common share is computed using the net loss applicable to common shareholders and the weighted average number of shares of common stock outstanding. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from conversion of preferred stocks are anti-dilutive for all periods presented. The fully diluted shares would be 143,316,400 and 46,700,536 for the nine months ended December 31, 2013 and December 31, 2012, respectively.

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

Hong Kong

Asia Travel (Hong Kong) was incorporated in Hong Kong and is subject to Hong Kong income taxes. As Asia Travel (Hong Kong) had no income generated in Hong Kong, there was no tax expense or tax liability.

China

Tengda Hotel and Tengda Travel, which were incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).

Income tax expenses (benefit) consist of the following:

For the nine Months Ended December 31
	2013	2012
Current	$—	$—
Deferred	—	—
Total	$—	$—

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740. The Company has recorded no deferred tax assets or liabilities as of December 31, 2013, and March 31, 2013. The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.

The Company has no tax positions at December 31, 2013 and December 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the nine months ended December 31, 2013 and 2012, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2013 and December 31, 2012. Income tax periods 2010, 2011, and 2012 are open for examination by taxing authorities.

Note 3: Capital Stock

Preferred stock

The Company has 10,000,000 shares of authorized preferred stock at $0.001 par value. As of December 31, 2013 and March 31, 2013, the Company has 20,000 and 20,000 shares of preferred stock issued and outstanding, respectively.

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

Note 4: Pro Forma Statement

On November 22, 2012, Asia Travel’s wholly owned subsidiary Asia Travel (Hong Kong) entered into a Lease Management Agreement (“Lease Management Agreement”) with Tengfei Investment. Under the Lease Management Agreement, Tengfei Investment leased the managerial and operating rights of Tengda Travel, a wholly owned subsidiary of Tengfei Investment, to Asia Travel (Hong Kong).

On November 25, 2012, Asia Travel (Hong Kong) entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement’) with Tengfei Investment. Under the Ownership Transfer Agreement, Tengfei Investment transfers to Asia Travel (Hong Kong) 100% of the ownership of Tengda Hotel for a total transfer price of RMB 400,000 Yuan (approximately $64,000).

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

Asia Travel Corporation

Unaudited Pro Forma Statement of Operations and Comprehensive Income

For the nine months ended December 31, 2012

		Historical
		Combined
		Tengda Hotel and		Combined
	Asia Travel	Tengda Travel	Adjustments	Pro Forma

Revenue	$48,431	$145,190		$193,621

Net loss	$(225,777)	$(21,836)	(12,000)	$(259,613)

Loss per share - basic and diluted		$(0.02)		$(0.02)

Weighted average number of common shares		13,770,465		13,770,465

Note: The currency exchange rate is based on the average exchange rate of the related period.

(1)	The historical operating results of the Company were based on the Company’s financial statements for the nine months ended December 31, 2012.

(2)	The historical information of Tengda Hotel and Tengda Travel were derived from the books and the records of Tengda Hotel and Tengda Travel for the nine months ended December 31, 2012.

(3)	Pro forma adjustment was based on the assumption that there are lease expense USD4,000 per quarter.

Note 5: Related Party Receivables

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

As of December 31, 2013, the indebtedness of the Company to its shareholders and related entities with common owners and directors was as follows:

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

Note 7: Operating Lease

The Company’s commitments as of December 31, 2013 did not materially change from the amounts set forth in the Company’s 2012 Annual Report on Form 10-K.

Total rental expense on the operating lease amounted to $78,253for nine months ended December 31, 2013.

Note 8: Segments Reporting

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

There were no inter-segment sales for the nine months ended December 31, 2013 and 2012.

	Nine months ended	Net	Operating
	December 31	sales	income (loss)
Hotel Services	2013	84,686	7
	2012	11,250	(155)

Travel Agency	2013	125,190	879
	2012	37,181	(1,041)

Corporate	2013	—	(140,951)
	2012	—	(224,581)

Total	2013	209,876	(140,065)
	2012	48,431	(225,777)

Note 9: Subsequent Event

The Company has evaluated subsequent events through the date the financial statements were available to be issued. No significant events occurred subsequent to the balance sheet date that would have a material impact on the consolidated financial statements.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This periodic report contains certain forward-looking statements with respect to the Plan of Operation provided below, including information regarding the Company’s financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, and the plans and objectives of management. The statements made as part of the Plan of Operation that are not historical facts are hereby identified as “forward-looking statements.”

Management’s Discussion and Analysis or Plan of Operation

Overview

Asia Travel Corporation (formerly Realgold International, Inc.)  (the “Company” or “Asia Travel”)  was incorporated under the laws of the State of Arizona on November 14, 1994. On November 22, 1996, the Company reincorporated under the laws of the State of Nevada and effected a forward split of its common stock on a basis of approximately 242 shares of the Nevada corporation for each share of the Arizona corporation. The Company ceased to actively pursue its business operations relating to the publishing of interactive media software in July, 1999. On May 23, 2013, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada changing its name from Realgold International Inc. to Asia Travel Corporation.  During December 2011, the Company established a subsidiary in Hong Kong, Asia Travel (Hong Kong) Limited (formerly Realgold Venture Pte Limited) (“Asia Travel (Hong Kong)”).

On November 22, 2012, Asia Travel (Hong Kong) entered into a Lease Management Agreement (“Lease Management Agreement”) with Zhuhai Tengfei Investment Co., Ltd. (“Tengfei Investment”), a limited liability company formed under the laws of the People’s Republic of China (“China” or “PRC”). Under the Lease Management Agreement, Tengfei Investment leased the managerial and operating rights of Zhuhai Tengda International Travel Agency Co., Ltd. (“Tengda Travel”), a wholly owned subsidiary of Tengfei Investment, to Asia Travel (Hong Kong). The major terms of the Lease Management Agreement are:

(1)	The term of the Lease Management Agreement is 20 years (November 2012 to November 2032).

(2)	The total lease fee is RMB 2,000,000 Yuan (approximately $326,739) (RMB 100,000 Yuan per year).

(3)	Asia Travel (Hong Kong) is responsible for all the daily operations and management of Tengda Travel.

(4)	Asia Travel (Hong Kong) is entitled to all the revenues of Tengda Travel.

(5)	Asia Travel (Hong Kong) is responsible for all the expenses and costs of Tengda Travel.

On November 25, 2012, Asia Travel (Hong Kong) entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement’) with Tengfei Investment. Under the Ownership Transfer Agreement, Tengfei Investment transfers to Asia Travel (Hong Kong) 100% of the ownership of Zhuhai Tengda Business Hotel Co., Ltd. (“Tengda Hotel”) for a total transfer price of RMB 400,000 Yuan (approximately $65,348).

On November 29, 2012, the Bureau of Science and Technology Industry Trade and Information of Zhuhai City approved the ownership transfer of Tengda Hotel to Asia Travel (Hong Kong). On March 26, 2013, Guangdong Province Department of Foreign Trade and Economic Cooperation approved the transfer of ownership.

Upon the completion of the said ownership transfer, Tengda Hotel became the wholly owned subsidiary of Asia Travel (Hong Kong).

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

In the nine months ended December 31, 2013, revenue from our Tengda Travel and Tengda Hotel represented 40.4% and 59.6% of our revenue, respectively. We do not have any operations other than acting as a holding entity during the nine months ended December 31, 2013.

Results of Operations and Business Outlook

Net sales for the three and nine ended December 31, 2013 were $97,418 and $209,876, respectively. Among this amount, $39,032 was generated from the Tengda Travel and $58,386 was generated from Tengda Hotel for the three months ended December 31, 2013; $84,686 was generated from the Tengda Travel and $125,190 was generated from Tengda Hotel for the nine months ended December 31, 2013.

Gross profit was $48,490 and $110,803 for three and nine months ended December 31, 2013, respectively. Gross profit margin in percentage for the three and nine months ended December 31, 2013 was 49.8% and 52.8%, respectively. Significant portions of our operating costs are from Tengda Travel, which are fixed costs.

Our operating expenses increased by $30,828 to $63,832 for the three months ended December 31, 2013 and increased by $11,903 to $250,949 for the nine months ended December 31, 2013. The increase in operating expenses in the nine months ended December 31, 2013 is mainly due to the consolidation of the financial results with Tengda Travel and Tengda Hotel after November 2012. Our operating expenses consist of general and administrative and selling expenses.

Net loss decreased by $4,402 to $15,333 for the three months ended December 31, 2013 from $19,735 for the corresponding period in 2012 and decreased by $85,712 to $140,065 for the nine months ended December 31 2013 from $225,777 for the corresponding period in 2012. Among this amount, net income of $521 was generated from the Tengda Travel and net loss of $3,553 from Tengda Hotel for the three months ended December 31, 2013, and Corporate loss of $20,137. For the nine months ended December 31,2013, net profit of $879 was generated from the Tengda Travel and net profit of $7 from Tengda Hotel, and Corporate loss of $140,951. The decrease in net loss is mainly due to an increase in revenue generated .

LIQUIDITY AND CAPITAL RESOURCES

We financed our operations and expansion from cash flow from operations and contribution from our shareholders. The table below sets forth certain items on our balance sheet reflecting the changes to our financial condition as of December 31, 2013 from our financial condition as of March 31, 2013.

	As of December 31	As of March 31
	2013	2013	Change
Cash and cash equivalents	$16,315	$6,337	157.46%
Other current assets	9,499	403	2,257.07%
Related party receivable	1,299,334	809,901	60.43%
Accrued expenses and other payables	21,341	5,237	307.50%
Shareholders payable	18,715	14,805	26.41%

Cash and cash equivalents was $16,315 as of December 31, 2013, an increase of 157.46% from $6,337 as of March 31, 2013. The increase was primarily due to the proceeds of $628,943 from investors for stock purchase, offsetting by advance to related party loan.

Management anticipates that the Company will incur more costs including legal and accounting fees to locate and complete a merger or acquisition. Management intends to provide loans or sell equity to cover the cost for the foreseeable future.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in our 2012 Annual Report on Form 10-K for the year ended March 31, 2013, as filed with the U.S. Securities and Exchange Commission (“SEC”) on July 12, 2013.  During the nine months ended December 31, 2013 the Company did not change any of its critical accounting policies or estimates.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

N/A-Smaller Reporting Company

Item 4: Controls and Procedures

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

On November 25, 2012, Asia Travel (Hong Kong) entered into an Ownership Transfer Agreement with Tengfei Investment. Under the Ownership Transfer Agreement, Tengfei Investment transfers to Asia Travel (Hong Kong) 100% of the ownership of Zhuhai Tengda Business Hotel Co., Ltd. (“Tengda Hotel”) for a total transfer price of RMB 400,000 Yuan (approximately $65,348). The director of the Company loaned RMB 400,000 Yuan to Asia Travel (Hong Kong) for the purpose of the purchase. This loan was offset by the receivables from this director.  The loans are unsecured and bear no interest. These loans have no fixed payment terms.

As of December 31, 2013, the indebtedness of the Company to its shareholders and related entities with common owners and directors was as follows:

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

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings

None

ITEM 1A: Risk Factors

N/A-Smaller Reporting Company

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

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

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended December 31, 2013 we have not purchased any equity securities.

ITEM 3: Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4: Mine Safety Disclosures

None

ITEM 5: Other Information

None

ITEM 6: Exhibits

a) Index of Exhibits:

Exhibit Table #	Title of Document Location

3 (i)	Articles of Incorporation Incorporated by reference*

3 (ii)	Bylaws Incorporated by reference*

4	Specimen Stock Certificate Incorporated by reference*

31	Rule 13a-14(a)/15d-14a(a) Certification – CEO & CFO This filing

32	Section 1350 Certification – CEO & CFO This filing

101	INS XBRL Instance

101	XSD XBRL Schema

101	CAL XBRL Calculation

101	DEF XBRL Definition

101	LAB XBRL Label

101	PRE XBRL Presentation

*	Incorporated by reference from the Company’s registration statement on Form 10-SB filed with the Commission, SEC File No. 000-21909.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Travel Corporation

(Registrant)

Dated: February 10, 2014

By:	/s/ Tan Lung Lai
Tan Lung Lai
Chief Executive Officer Chief Financial Officer