Form 10-K
period 2014-03-31
Asia Travel Corp
filed 2014-07-11
CIK 1027235

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended March 31, 2014

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

ASIA TRAVEL CORPORATION

(Name of Registrant as specified in its charter)

Nevada	000-21909	86-0779928
(State or other jurisdiction of	(Commission File Number)	(IRS Employer ID No.)
incorporation or organization)

Unit 1202, Level 12, One Peking,

1 Peking Road, Tsim Sha Tsui,

Kowloon, Hong Kong

(Address of principal executive offices)

Registrant’s telephone number, including area code: +852 39809369

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).    Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (139,578,400 shares of common stock as September 30, 2013) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The bid on September 30, 2013, was $0.05 giving the shares held by non-affiliates a market value of $6,798,920.

As of June 30, 2014, the Registrant had177,748,501 shares of common stock and 20,000 shares of preferred stock issued and outstanding.

TABLE OF CONTENTS

PART I:

Item 1. Business

Item 1A. Risk Factors

Item 1B. Unresolved Staff Comments

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Mine Safety Disclosures

PART II:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6. Selected Financial Data

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures

Item 9B. Other Information

PART III:

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accounting Fees and Services

Item 15. Exhibits, Financial Statement Schedules

ITEM 1. BUSINESS

Organization and Corporate History

Asia Travel Corporation (formerly “Realgold International, Inc.”) (the “Company” or “Asia Travel”) was incorporated under the laws of the State of Arizona on November 14, 1994. On November 22, 1996, the Company reincorporated under the laws of the State of Nevada and effected a forward split of its common stock on a basis of approximately 242 shares of the Nevada corporation for each share of the Arizona corporation. The Company ceased to actively pursue its business operations relating to the publishing of interactive media software in July, 1999. On December 15, 2011, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada changing its name from Piranha Ventures, Inc. to Asia Travel Corporation. During December 2011, the Company established a subsidiary in Hong Kong, Asia Travel (Hong Kong) Limited (formerly “Realgold Venture Pte Limited”) (“Asia Travel (Hong Kong)”).

On November 22, 2012, Asia Travel (Hong Kong) entered into a Lease Management Agreement (“Lease Management Agreement”) with Zhuhai Tengfei Investment Co., Ltd. (“Tengfei Investment”), a limited liability company formed under the laws of the People’s Republic of China (“China” or “PRC”). Under the Lease Management Agreement, Tengfei Investment leased the managerial and operating rights of Zhuhai Tengda International Travel Agency Co., Ltd. (“Tengda Travel”), a wholly owned subsidiary of Tengfei Investment, to Asia Travel (Hong Kong). Based on the agreement, Asia Travel (Hong Kong) obtained 20 years of business operation right from Tengda Travel from November 11, 2012 to November 19, 2032 for a consideration of US$16,048 (RMB100,000) per year.

On November 25, 2012, Asia Travel (Hong Kong) entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement’) with Tengfei Investment. Under the Ownership Transfer Agreement, Tengfei Investment transfers to Asia Travel (Hong Kong) 100% of the ownership of Zhuhai Tengda Business Hotel Co., Ltd. (“Tengda Hotel”) for a total transfer price of RMB400,000 Yuan (approximately $64,192).

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

On November 6, 2013, Tengda Hotel entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement’) with Zhou Hui Juan and Yu Li Ying. Under the Ownership Transfer Agreement, Zhou Hui Juan and Yu Li Ying transfers to Tengda Hotel 100% of the ownership of Tengfei Investment for a total transfer price of RMB5,000,000 Yuan (approximately $820,309).

On January 22, 2014, the Bureau of Science and Technology Industry Trade and Information of Zhuhai City approved the ownership transfer of Tengfei Investment to Tengda Hotel.

Upon the completion of the said ownership transfer, Tengfei Investment became the wholly owned subsidiary of Tengda Hotel. Lease Management Agreement would be automatically terminated on January 22, 2014.

On May 23, 2012, the Board of Directors of the Company adopted an Amendment to the Articles of Incorporation to increase authorized stock from 10,000,000 preferred shares and 99,000,000 common shares to 10,000,000 preferred shares and 990,000,000 common shares.

Set forth below is the Company’s organizational chart:

Asia Travel Corporation
100%

Asia Travel (Hong Kong) Limited (Hong Kong)
100%

Zhuhai Tengda Business Hotel Co., Ltd. (PRC)
100%
Zhuhai Tengfei Investment Co., Ltd. (PRC)
100%
Zhuhai Tengda International Travel Agency Co., Ltd. (PRC)

Stock Split

On June 13, 2011, the Company effected a reverse stock split of the issued and outstanding shares of the Company on a ten (10) to one (1) basis with all fractional shares rounded up to the nearest whole share. The capital stock accounts, all share data and earnings per share data give effect to the stock split, applied retrospectively, to all periods presented.

Overview of the Business

We operate a travel agency, hotel and Tengfei through direct ownership in China.

Travel Agency

Tengda Travel, our wholly owned subsidiary in China, operates a travel agency (Tengda Travel) in Zhuhai, Guangdong Province, China. Tengda Travel was opened in late 2011, we provide the following travel services and products:

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

Tengfei

Tengfei, our wholly owned subsidiary in China, operates a hotel (Tengfei) in Zhuhai, Guangdong Province, China. Tengfei was opened in February 2012. It is a three-star hotel with 66 guest rooms, including 62 Standard Rooms and 4 Deluxe Rooms.

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

Properties

Tengfei owned a land and building situated at Block 4, Qing Hua Shi Er Jun, 8 Cui Fu Lu, Xiang Zhou District, Zhuhai, Guangdong Province, China which operate a hotel since the end of 2013.

Tengda Hotel leased an 8-story-building for hotel services from Zhuhai City Xiangzhou District Meihua Street Office under a lease agreement dated November 1, 2010 for a ten-year term commencing November 1, 2010 to October 31, 2020. The rental expenses were $104,596 for the fiscal year ended March 31, 2014 as compared to $102,580 for the fiscal year ended March 31, 2013.

Environmental Laws

Our business operations are not subject to environmental laws.

Employees

As of June 30, 2014, Tengda Hotel has 16 employees, 10 of whom had entered into official employment agreements with Tengda Hotel. Tengfei has 15 employees, 10 of whom had entered into official employment agreements with Tengfei. Tengda Travel has 22 employees, 15 of whom had entered into official employment agreements with Tengda Travel. In addition, Tengda Travel has 18 non-employee sales agents and 14 non-employee contracted tour guides.

Sales and Marketing

Tengda Hotel and Tengfei conducts direct sales and marketing. Tengda Travel uses both the direct sale and agency sale. Tengda Travel has 18 non-employee sales agents who are compensated with the commissions of the sales they make for Tengda Travel.

Management

Tan Lung Lai, President, Treasurer, Director, CEO and CFO of Asia Travel, Malaysian, age 37. He is an Executive Director of Estancia Holding Sdn Bhd. He was appointed to the Board and as Chief Executive Office, Chief Financial Officer, Director, President, and Treasurer of Realgold in 2011. Mr. Tan has competencies in overseeing the total business management with expertise in identifying, pursuing and developing new projects and market position. With more than 10 years experience, he has successfully managed international trade business such as the exports and imports of electronic components and computer hardware such as RAM, IC chip and etc. He has also worked in hospitality industry at Genesis

Jewel Hotel in Melaka, a vibrant tourist destination. He also explored the gold mining industry and acquired a land with rich mineral reservoir from Dataran Mineral Sdn Bhd in Kelantan.

Tan Po Hwa, director and secretary of Asia Travel, Malaysian, age 32, graduated from Sekolah Menengah_Seri Kota in 2000. He also received a Certificate from Malaysian Insurance Institute in 2001. From 2001 to 2011, he served as an insurance representative at American International Assurance (AIA). His responsibilities included calling policy holders to explain the terms and conditions of the policies, calculating premium, customizing the insurance programs, selling various insurance products, developing and maintaining new accounts, and collecting information when claims are made.

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

ITEM 1A. RISK FACTORS

Not required for Smaller Reporting Company

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own a land and building situated at Block 4, Qing Hua Shi Er Jun, 8 Cui Fu Lu, Xiang Zhou District, Zhuhai, Guangdong Province, China which operate a hotel since the end of 2013.

We leased an 8-story-building for hotel services from Zhuhai City Xiangzhou District Meihua Street Office under a lease agreement dated November 1, 2010 for a ten-year term commencing November 1, 2010 to October 31, 2020. The rental expenses were $104,596 for the fiscal year ended March 31, 2014 as compared to $102,580 for the fiscal year ended March 31, 2013.

We believe that our existing facilities are well maintained, in good operating condition and sufficient to support growth of the business. As we continue to analyze our business we will re-evaluate our facility needs which could include relocation.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Asia Travel’s Common Stock is quoted on the over the counter bulletin board under the symbol “ATSR”. The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2014 and 2013. Such high and low bid information reflects inter-dealer quotes, without retail markup, markdown or commissions and may not represent actual transactions.

Year Ended 2014
	High	Low
Quarter ended June 30	$0.60	0.30
Quarter ended September 30	0.95	0.05
Quarter ended December 31	1.05	0.05
Quarter ended March 31	0.98	0.45

Year Ended 2013
	High	Low
Quarter ended June 30	$1.42	0.72
Quarter ended September 30	1.23	0.70
Quarter ended December 31	1.23	0.71
Quarter ended March 31	0.80	0.50

Since its inception, Asia Travel has not paid any dividends on its Common Stock, and Asia Travel does not anticipate that it will pay dividends in the foreseeable future. At June 30, 2014, Asia Travel had 134 stockholders of record. As of June 30, 2014, Asia Travel had 177,748,501 shares of its Common Stock issued and outstanding.

Recent Sales of Unregistered Securities

Asia Travel has sold shares of its common stock and preferred stock as follows:

On July 22, 2013, the Company entered into a Regulation S Stock Purchase Agreement (“Agreement”) with a group of 34 non-US individual purchasers (“Purchasers”). Under the Agreement, the Company issued a total of 125,788,400 shares of common stock to Purchasers for a total price of $628,943 ($ 0.005 per share). The issuance of the 125,788,400 shares is pursuant to the exemption provided by Regulation S. None of the Purchases is a US person and the transactions underlying the Agreement are carried out outside US. Accordingly, July 29, 2013, 125,788,400 shares of common stock have been issued.

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

ITEM 6. SELECTED FINANCIAL DATA

This item does not apply to smaller reporting companies

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's Discussion and Analysis or Plan of Operation

Asia Travel Corporation (formerly “Realgold International, Inc.”) (the “Company” or “Asia Travel”) was incorporated under the laws of the State of Arizona on November 14, 1994. On November 22, 1996, the Company reincorporated under the laws of the State of Nevada and effected a forward split of its common stock on a basis of approximately 242 shares of the Nevada corporation for each share of the Arizona corporation. The Company ceased to actively pursue its business operations relating to the publishing of interactive media software in July, 1999. On December 15, 2011, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada changing its name from Piranha Ventures, Inc. to Asia Travel Corporation. During December 2011, the Company established a subsidiary in Hong Kong, Asia Travel (Hong Kong) Limited (formerly “Realgold Venture Pte Limited”) (“Asia Travel (Hong Kong)”).

On November 22, 2012, Asia Travel (Hong Kong) entered into a Lease Management Agreement (“Lease Management Agreement”) with Zhuhai Tengfei Investment Co., Ltd. (“Tengfei Investment”), a limited liability company formed under the laws of the People’s Republic of China (“China” or “PRC”). Under the Lease Management Agreement, Tengfei Investment leased the managerial and operating rights of Zhuhai Tengda International Travel Agency Co., Ltd. (“Tengda Travel”), a wholly owned subsidiary of Tengfei Investment, to Asia Travel (Hong Kong). Based on the agreement, Asia Travel (Hong Kong) obtained 20 years of business operation right from Tengda Travel from November 11, 2012 to November 19, 2032 for a consideration of US$16,048 (RMB100,000) per year.

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

On November 6, 2013, Tengda Hotel entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement’) with Zhou Hui Juan and Yu Li Ying. Under the Ownership Transfer Agreement, Zhou Hui Juan and Yu Li Ying transfers to Tengda Hotel 100% of the ownership of Tengfei Investment for a total transfer price of RMB5,000,000 Yuan (approximately $820,309).

On January 22, 2014, the Bureau of Science and Technology Industry Trade and Information of Zhuhai City approved the ownership transfer of Tengfei Investment to Tengda Hotel.

Upon the completion of the said ownership transfer, Tengfei Investment became the wholly owned subsidiary of Tengda Hotel. Lease Management Agreement would be automatically terminated on January 22, 2014.

On May 23, 2012, the Board of Directors of the Company adopted an Amendment to the Articles of Incorporation to increase authorized stock from 10,000,000 preferred shares and 99,000,000 common shares to 10,000,000 preferred shares and

990,000,000 common shares.

Results of Operations and Business Outlook

Our main changes in results of operations are mainly derived from consolidation with our newly acquired subsidiary - Tengfei.

Net sales for the years ended March 31, 2014 and March 31, 2013 were $455,963 and $121,974, respectively. The increase in net sales is mainly due to under a promotional effect and cooperation with local travel agency.

Cost of goods sold for the years ended March 31, 2014 and March 31, 2013 were $283,581 and $96,831, respectively. Gross profit margin in percentage for the years ended March 31, 2014 and March 31, 2013 were 37.8% and 20.6%, respectively. The increase in cost of goods sold is mainly due to under a promotional effect and cooperation with local travel agency. The gross profit margin increased because Tengfei has its own building, no hire or sublet cost incurred.

Our operating expenses increased from $264,246 to $414,855 for the year ended March 31, 2014 and decreased by $1,756,724 to $264,246 for the year ended March 31, 2013, respectively. Our operating expenses consist of general and administrative and selling expenses. The increase in operating expenses is mainly due to the company under establishment, more expenses used.

For the year ended March 31, 2014, the Company had a net loss of $434,132, or $(0.00) per share, as compared to a net loss of $240,787, or $(0.01) per share, for the year of 2013. As described above, we incurred an increase in operating expenses of $193,345 mainly due to the company under establishment, increased an income cannot cover their cost amounts.

LIQUIDITY AND CAPITAL RESOURCES

We financed our operations and expansion from cash flow from operations and contribution from our shareholders. The table below sets forth certain items on our balance sheet reflecting the changes to our financial condition as of March 31, 2014 from our financial condition as of March 31, 2013.

	As of Mar, 31	As of Mar, 31
	2014	2013	Change
Cash and cash equivalents	$205,565	$6,337	3,143.62%
Current assets	369,067	810,304	(54.45%)
Fixed assets	3,995,069	-	-
Current liabilities	1,409,839	20,042	6,934,42%
Non-current liabilities	2,163,864	-	-

Cash and cash equivalents was $205,565 as of March 31, 2014, an increase of 3,143.62% from $6,337 as of March 31, 2013. The increase was primarily from the cash received generation from their hotel revenue during year ended March 31, 2014.

Current assets were $369,067 as of March 31, 2014, a decrease of 54.45% from $810,304 as of March 31, 2013. The decrease was primarily due to the repayment of advanced to related parties during year ended March 31, 2014.

Current liabilities were $1,409,839 as of March 31, 2014, an increase of 6,934.42% from $20,042 as of March 31, 2013. The increase was mainly due to the increase in accounts payable and others payable from Tengfei.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Previous Independent Accountants

On January 15, 2014, the Company dismissed Anderson Bradshaw PLLC (“Anderson Bradshaw”) as its independent accountant.  None of the reports of Anderson Bradshaw, on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.  The decision to change independent accountants was approved by our Board of Directors on January 15, 2014.

During the Company’s two most recent fiscal years and through the date of this report, the Company has had no disagreements with Anderson Bradshaw, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Anderson Bradshaw, would have caused it to make reference to the subject matter of such disagreements in its report on the financial statements of the Company for such periods.

During our two most recent fiscal years and through the date of this report on Form 8-K, there have been no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

 (b) New Independent Accountants

Our Board of Directors appointed Dominic K.F. Chan & Co., Certified Public Accountants (Practising) (“Dominic”) as our new independent registered public accounting firm effective as of January 15, 2014.  During the two most recent fiscal years and through the date of our engagement, we did not consult with Dominic regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Our management, the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2014. Based on this evaluation, our management concluded that, as of March 31, 2014, our internal control over financial reporting was not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our financial statements are prepared by our financial and accounting staff under the direction of our Chief Financial Officer in accordance with generally accepted accounting principles in effect in the PRC; however we engage an outside consultant to convert our financial statements for presentation in accordance with generally accepted accounting principles in effect in the United States ("US GAAP"). We believe our internal controls over financial reporting in accordance with PRC GAAP are adequate for the proper supervision of the conduct of our business. Nevertheless, the need to convert our financial statements into US GAAP and the lack of familiarity of our accounting staff with US GAAP and US securities laws and regulations is a deficiency in our internal controls over financial reporting and disclosure controls and procedures. This deficiency will not be considered remediated until we hire financial and accounting personnel with the requisite knowledge and experience concerning US GAAP.

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

Tan Lung Lai, President, Treasurer, Director, CEO and CFO of Asia Travel, Malaysian, age 37. He is an Executive Director of Estancia Holding Sdn Bhd. He was appointed to the Board and as Chief Executive Office, Chief Financial Officer, Director, President, and Treasurer of Asia Travel in 2011. Mr. Tan has competencies in overseeing the total business management with expertise in identifying, pursuing and developing new projects and market position. With more than 10 years experience, he has successfully managed international trade business such as the exports and imports of electronic components and computer hardware such as RAM , IC chip and etc. He has also worked in hospitality industry at Genesis Jewel Hotel in Melaka, a vibrant tourist destination. He also explored the gold mining industry and acquired a land with rich mineral reservoir from Dataran Mineral Sdn Bhd in Kelantan.

Tan Po Hwa, director and secretary of Asia Travel, Malaysian, age 32, graduated from Sekolah Menengah_Seri Kota in Year 2000. He also received a Certificate from Malaysian Insurance Institute in Year 2001. From Year 2001 to Year 2011, he served as an insurance representative at American International Assurance (AIA). His responsibilities included calling policy holders to explain the terms and conditions of the policies, calculating premium, customizing the insurance programs, selling various insurance products, developing and maintaining new accounts, and collecting information when claims are made.

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

The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company in the past two fiscal years:

Name of executive officer and /or director	Position	Fiscal years	Salary	Bonus and other compensation	Securities underlying stock options
Tan Lung Lai	President/ CEO/ CFO/ Director/ Treasurer	2014	$0	$0	$0
		2013	$0	$0	$0
Tan Po Hwa	Secretary/ Director	2014	$0	$0	$0
		2013	$0	$0	$0

Outstanding Equity Awards At Fiscal Year-End

We had no outstanding equity awards at fiscal year end.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2014, there were no stock option or SAR Grants.

Stock Option Exercise

In fiscal 2014, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2014 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore. We did not compensate our directors for service on the Board of Directors during fiscal 2014.

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

No such interlocks existed and no such decisions were made during fiscal year 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of June 30, 2014, with respect to the beneficial ownership of Asia Travel’s Common Stock by each director of Asia Travel and each person known by Asia Travel to be the beneficial owner of more than 5% of Asia Travel’s outstanding shares of Common Stock. At June 30, 2014, there were 177,748,501 shares of common stock outstanding. For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock, which such person has the right to acquire within 60 days after the date hereof. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

Title of class	Name of beneficial owner	Number of shares owned	Percent of class
	Principal stockholders (5% or more)		(1)
Common	Azizi Bin Maskun	9,000,000	5.06%
Common	Lee Kim Chaw	8,890,000	5.00%
Common	Li Weile	9,000,000	5.06%
Common	Lim Geok Kim	9,000,000	5.06%
Common	Tan Peng Yeng	9,000,000	5.06%
Common	Tan Tee Loong	9,000,000	5.06%
Common	Wong Chee Wah	9,000,000	5.06%
Common	Yeo Hock Heng	9,000,000	5.06%
Common	All principal stockholders (5% or more)	71,890,000	40.42%

	Director(s) and officers:
Common	Tan Lung Lai (2)	991,951	0.56%
Common	Tan Po Hwa (3)	0	0%
Common	All director(s) and officers as a Group	991,951	0.56%

(1)

Calculated based on the 177,748,501 shares of common stock outstanding as of March 31, 2014.

(2)

As of March 31, 2014, our CEO, CFO , Director and President Tan Lung Lai holds 991,951 shares of common stock and 20,000 shares of Series A Preferred Stock, which entitle him to a total of 20,991,951 votes, which represent approximately 11.81% of the total votes represented by all our issued and outstanding common stock and preferred stock.

(3)

Tan Po Hwa is Tan Lung Lai’s cousin.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None

We do not currently have a formal related party approval policy for review and approval of transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

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

2014

 - $50,000 – Dominic K.F. Chan & Co. – Chartered Accountants

2013

 - $26,000 – Anderson Bradshaw PLLC – Chartered Accountants

(2)

Audit - Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:

2014

 - $5,000 – Dominic K.F. Chan & Co. – Chartered Accountants

2013

 - $0 – Anderson Bradshaw PLLC – Chartered Accountants

(3)

Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning:

2014

 - $0 – Dominic K.F. Chan & Co. – Chartered Accountants

2013

 - $0 – Anderson Bradshaw PLLC – Chartered Accountants

(4)

All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees:

2014

- $0 – Dominic K.F. Chan & Co. – Chartered Accountants

2013 - $0 – Anderson Bradshaw PLLC – Chartered Accountants

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements – the following financial statements are included in this report:

The following financial statements, notes thereto, and the related independent registered public accounting firm’s report contained on page F-2 to F-8 to our financial statements are herein incorporated:

March 31, 2014 and March 31, 2013

Reports of Independent Registered Public Accounting Firm

Balance Sheets – As of March 31, 2014 and March 31, 2013

Statements of Operations – For the Years ended March 31, 2014 and March 31, 2013

Statement of Changes in Stockholders' Equity (Deficit) – For the Years ended March 31, 2014 and March 31, 2013

Statements of Cash Flows – For the Years ended March 31, 2014 and March 31, 2013

Notes to Financial Statements – For the Years ended March 31, 2014 and March 31, 2013

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

Asia Travel Corporation

(Registrant)

Dated: July 11, 2014

By: /s/ Tan Lung Lai

Tan Lung Lai

Chief Executive Officer

Chief Financial Officer

DC 陳錦福會計師事務所
Dominic K.F. Chan & Co., *Certified Public Accountants (Practising)*

香港旺角亞皆老街8號朗豪坊辦公大樓21樓2105-06室
Rooms 2105-06, 21/F., Office Tower, Langham Place, 8 Argyle Street, Mongkok, Hong Kong.

Tel: 2780 0607 Fax: 2780 0013
www.dominickfchancpa.com.hk

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Asia Travel Corporation

We have audited the accompanying consolidated balance sheet of Asia Travel Corporation and subsidiaries (the "Company"), as of March 31, 2014 and the related consolidated statements of operations and comprehensive income, changes' in stockholders' equity and cash flows, for the year ended March 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over finance reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2014 and the results of its operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. These conditions raise substantial doubt about its abilities to continue as going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dominic K.F. Chan & Co
Certified Public Accountants
Hong Kong, July 11 , 2014

F-2

ANDERSON BRADSHAW PLLC
CERTIFIED PUBLIC ACCOUNTANTS

Russell E. Anderson, CPA
Russ Bradshaw, CPA
William R. Denney, CPA
Sandra Chen, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Asia Travel Corporation
(formerly "Realgold International, Inc.")

We have audited the accompanying consolidated balance sheets of Asia Travel Corporation (the Company) as of March 31, 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asia Travel Corporation as of March 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Anderson Bradshaw PLLC

Salt Lake City, Utah
July 11, 2013

5296 S. Commerce Dr
Suite 300
Salt Lake City, Utah
84107
USA
(T) 801.281.4700
(F) 801.281.4701

abcpas.net

ASIA TRAVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2014	2013

ASSETS
Current assets:
Cash in bank	$ 205,565	$ 6,337
Other receivables	-	403
Total current assets	205,565	6,740

Non-current assets:
Related party receivables	369,067	809,901
Property, plant and equipment, net of accumulated depreciation	3,995,069	-
Total non-current assets	4,364,136	809,901

Total assets	$ 4,569,701	$ 816,641

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	65,362	5,237
Current maturities of long-term debt	178,621	-
Related party payables	$ 1,165,856	$ 14,805
Total current liabilities	1,409,839	20,042

Non-current maturities of long-term debt	2,163,864	-

Total liabilities	$ 3,573,703	$ 20,042

Stockholders' equity (deficit):
Preferred stock: par value $0.001 per share; 10,000,000 shares authorized, 20,000 shares issued and outstanding respectively	20	20

Common stock:
$0.001 par value, 990,000,000 shares authorized; 177,748,501 and 51,960,101 shares issued and outstanding, respectively	177,748	51,960
Capital in excess of par value	9,496,072	8,992,918
Retained deficit	(8,682,359)	(8,248,227)
Accumulated other comprehensive income	4,517	(72)
Total stockholders' equity	995,998	796,599

Total liabilities and stockholders' equity	$ 4,569,701	$ 816,641

The accompanying notes are an integral part of these financial statements
F-4

ASIA TRAVEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the year ended
	March 31,	March 31,
	2014	2013

Revenue	$ 455,963	$ 121,974
Cost of sales	283,581	96,831
Gross margin	172,382	25,143

EXPENSES
General and administrative	312,157	264,246
Depreciation	102,698	-
Total expenses	414,855	264,246

OPERATING LOSS	(242,473)	(239,103)

OTHER INCOME AND EXPENSES
Interest income	111	302
Loan interest	(191,770)	-
Total other income and expenses	(191,659)	302

LOSS BEFORE INCOME TAXES	(434,132)	(238,801)
Provision for income taxes	-	(1,986)

NET LOSS	$ (434,132)	$ (240,787)

Comprehensive income (loss):
Foreign currency translation gain/ (loss)	4,589	(72)

Comprehensive loss	$ (429,543)	$ (240,859)

LOSS PER SHARE - basic and diluted	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - basic and diluted	$ 136,738,036	$ 43,230,815

The accompanying notes to the unaudited condensed consolidated financial statements
F-5

ASIA TRAVEL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
							Accumulated
							Other
	Preferred stock		Common stock		Capital in excess	Retained	Comprehensive
	Shares	Amount	Shares	Amount	of par value	Deficit	Income (loss)	Total
Balance at March 31, 2012	20,000	$ 20	7,270,101	$ 7,270	$ 8,590,708	$ (8,007,440)	$ -	$ 590,558

Sale of common stock	-	-	44,690,000	44,690	402,210	-	-	$ 446,900

Foreign currency translation adjustment	-	-	-	-	-	-	(72)	$ (72)

Net loss	-	-	-	-	-	(240,787)	-	$ (240,787)
Balance at March 31, 2013	20,000	20	51,960,101	51,960	8,992,918	(8,248,227)	(72)	796,599

Sale of common stock	-	-	125,788,400	125,788	503,154	-	-	$ 628,942

Foreign currency translation adjustment	-	-	-	-	-	-	4,589	$ 4,589

Net loss	-	-	-	-	-	(434,132)	-	(434,132)
Balance at March 31, 2014	20,000	$ 20	177,748,501	$ 177,748	$ 9,496,072	$ (8,682,359)	$ 4,517	$ 995,998

The accompanying notes to the consolidated financial statements
F-6

ASIA TRAVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	March 31,	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (434,132)	$ (240,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	102,698	-
Goodwill impairment	1,763	59,355
Changes in assets and liabilities
Decrease in accounts receivables	-	2,133
Increase in other receivables	(4,336)	-
Decrease in prepaid expenses	-	20,941
Increase in account payables	22,237	-
Increase in accrued expenses and other payables	1,195,594	3,815
Decrease in accrued liabilities	-	(21,321)
Net cash provided by/ (used by) operating activities	883,824	(175,864)

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	-	(38,150)
Purchase of property and equipment	(4,161,631)	-
Repayments to related parties	440,834	-
Advances to related parties	-	(809,901)
Net cash used by investing activities	(3,720,797)	(848,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related party	12,735	14,730
Long-term debt	2,379,931	-
Proceeds from common stock sale	628,943	-
Repayment of related party loan	-	(12,442)
Sale of common stock	-	446,900
Net cash provided by financing activities	3,021,609	449,188

Net increase (decrease) in cash and cash equivalents	184,636	(574,727)
Cash and cash equivalents, beginning of period	6,337	581,000

Effect of currency rate changes on cash	14,592	64

Cash and cash equivalents, end of period	$ 205,565	$ 6,337

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid from long-term debt	$ 191,770	$ -
Taxes paid	$ -	$ -

Non cash investing and financing activities:	$ -	$ -

The accompanying notes to the consolidated financial statements
F-7

Asia Travel Corporation

Notes to Consolidated Financial Statements

March 31, 2014 and March 31, 2013

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

Organization

Asia Travel Corporation (formerly “Realgold International, Inc.”) (the “Company” or “Asia Travel”) was incorporated under the laws of the State of Arizona on November 14, 1994. On November 22, 1996, the Company reincorporated under the laws of the State of Nevada and effected a forward split of its common stock on a basis of approximately 242 shares of the Nevada corporation for each share of the Arizona corporation. The Company ceased to actively pursue its business operations relating to the publishing of interactive media software in July, 1999. On December 15, 2011, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada changing its name from Piranha Ventures, Inc. to Asia Travel Corporation. During December 2011, the Company established a subsidiary in Hong Kong, Asia Travel (Hong Kong) Limited (formerly “Realgold Venture Pte Limited”) (“Asia Travel (Hong Kong)”).

On November 22, 2012, Asia Travel (Hong Kong) entered into a Lease Management Agreement (“Lease Management Agreement”) with Zhuhai Tengfei Investment Co., Ltd. (“Tengfei Investment”), a limited liability company formed under the laws of the People’s Republic of China (“China” or “PRC”). Under the Lease Management Agreement, Tengfei Investment leased the managerial and operating rights of Zhuhai Tengda International Travel Agency Co., Ltd. (“Tengda Travel”), a wholly owned subsidiary of Tengfei Investment, to Asia Travel (Hong Kong). Based on the agreement, Asia Travel (Hong Kong) obtained 20 years of business operation right from Tengda Travel from November 11, 2012 to November 19, 2032 for a consideration of US$16,048 (RMB100,000) per year.

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

On November 6, 2013, Tengda Hotel entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement’) with Zhou Hui Juan and Yu Li Ying. Under the Ownership Transfer Agreement, Zhou Hui Juan and Yu Li Ying transfers to Tengda Hotel 100% of the ownership of Tengfei Investment for a total transfer price of RMB5,000,000 Yuan (approximately $820,309).

On January 22, 2014, the Bureau of Science and Technology Industry Trade and Information of Zhuhai City approved the ownership transfer of Tengfei Investment to Tengda Hotel.

Upon the completion of the said ownership transfer, Tengfei Investment became the wholly owned subsidiary of Tengda Hotel. Lease Management Agreement would be automatically terminated on January 22, 2014.

On May 23, 2012, the Board of Directors of the Company adopted an Amendment to the Articles of Incorporation to increase authorized stock from 10,000,000 preferred shares and 99,000,000 common shares to 10,000,000 preferred shares and 990,000,000 common shares.

Our current organizational structure is set forth in the diagram below:

Asia Travel Corporation
100%

Asia Travel (Hong Kong) Limited (Hong Kong)
100%

Zhuhai Tengda Business Hotel Co., Ltd. (PRC)
100%
Zhuhai Tengfei Investment Co., Ltd. (PRC)
100%
Zhuhai Tengda International Travel Agency Co., Ltd. (PRC)

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

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in the foreign operations indefinitely. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2014, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Management believes that Company’s cash and cash equivalents held by major banks located in the PRC are of high credit quality as of March 31, 2014.

Revenue Recognition

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

Property, plant and equipment

Fixed assets, comprising building are stated at cost less accumulated depreciation. Depreciation for building is computed using the straight-line method over the estimated useful lives of 20 years.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the combined financial statements were as follows:

	2014	2013
Year end RMB : USD exchange rate	6.2163	6.2076
Year-average RMB : USD exchange rate	6.1185	6.2390

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

The carrying values of all of our other financial instruments, which include accounts receivable, accounts payable and accrued liabilities, and due to related parties approximate their current fair values because of their nature and respective maturity dates or durations.

Note 2: Property, plant and equipment

Property, plant and equipment consisted of the following:

	For the year ended March 31, 2014	For the year ended March 31, 2013
Building	$ 2,957,744	$ -
Leasehold improvements	1,138,407	-

Total property, plant and equipment	4,096,151	-
Less: exchange difference	1,616	-
Less: accumulated depreciation and amortization	(102,698)	-

Total property, plant and equipment, net	$ 3,995,069	$ -

The depreciation expenses for the years ended December 31, 2014 and 2013 were $102,698 and $nil, respectively.

Note 3: Long term debt

	For the year ended March 31, 2014	For the year ended March 31, 2013
Bank loan - wholly repayable in year 2024	2,342,485	$ -
Less: current maturities of long-term debt	(178,621)	-

Non-current maturities of long-term debt	2,163,864	$ -

Note 4: Capital Stock

Preferred Stock

The Company has 10,000,000 shares of authorized preferred stock at $0.01 par value. As of March 31, 2014 and March 31, 2013, the Company has 20,000 and 20,000 shares of preferred stock issued and outstanding, respectively.

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

Common Stock

On July 22, 2013 the Company entered into a Regulation S Stock Purchase Agreement (“Agreement”) with a group of 34 non-US individual purchasers (“Purchasers”). Under the Agreement, the Company will issue a total of 125,788,400 shares of common stock to Purchasers for a total price of $628,943 ($0.005 per share). The issuance of the 125,788,400 shares is pursuant to the exemption provided by Regulation S. None of the Purchasers is a US person and the transactions underlying the Agreement are carried out outside US. Accordingly, July 29,2013, 125,788,400 shares of common stock have been issued.

Note 5: Shareholders Payables

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

As of March 31, 2014, the indebtedness of the Company to its shareholders and related entities with common owners and directors was $769,470 as follows: During the periods presented, the Company has receivables due from its shareholders. The loans are unsecured and bear no interest. These loans have no fixed payment terms.

Name of related party from whom loans were received	March 31, 2014	Relation
Mr. Tan Lun Lai	$ 369,067	Director of the Company
Mr. Guohua Li	$ (1,138,537)	Former owner of Tengfei
$ (769,470)

Note 6: Acquisition and pro forma statement

Acquisition of Tengda Hotel

On November 22, 2012, Asia Travel’s wholly owned subsidiary Asia Travel (Hong Kong) entered into a Lease Management Agreement (“Lease Management Agreement”) with Tengfei Investment. Under the Lease Management Agreement, Tengfei Investment leased the managerial and operating rights of Tengda Travel, a wholly owned subsidiary of Tengfei Investment, to Asia Travel (Hong Kong).

On November 25, 2012, Asia Travel (Hong Kong) entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement”) with Tengfei Investment. Under the Ownership Transfer Agreement, Tengfei Investment transfers to Asia Travel (Hong Kong) 100% of the ownership of Tengda Hotel for a total transfer price of RMB400,000 Yuan (approximately $64,000). The total purchase price was allocated as follows:

Total purchase price:
Cash	$ 64,000

Allocated as follows:
Cash and cash equivalents	$ 25,850
Accounts receivable	2,130
Other receivable	400
Prepayment	1,472
Accounts payable and accrued expenses	(25,207)
Goodwill	$ 59,355
$ 64,000
Less cash acquired	$ (25,850)
Cash, net of cash acquired	$ 38,150

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

Asia Travel International

Unaudited Pro Forma Statement of Operations and Comprehensive Income

For the Year Ended March 31, 2013

	Historical combined Tengda Hotel and Tengda Travel	Asia Travel	Adjustments	Combined Pro Forma
Revenue	$ 145,190	$ 121,974		$ 289,758
Net loss	$ (21,836)	$ (240,787)	$ (12,000)	$ (272,637)
Loss per share – basic and diluted		$ (0.01)		$ (0.02)
Weighted average number of common shares		13,770,465		13,770,465

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

Acquisition of Tengfei Investment

On November 6, 2013, Tengda Hotel entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement”) with Zhou Hui Juan and Yu Li Ying. Under the Ownership Transfer Agreement, Zhou Hui Juan and Yu Li Ying transfers to Tengda Hotel 100% of the ownership of Tengfei Investment for a total transfer price of RMB5,000,000 Yuan (approximately $820,309). The total purchase price was allocated as follows:

Total purchase price:
Cash	$ 820,309

Allocated as follows:
Cash and cash equivalents	$ 131
Other receivable	820,309
Others payable	(1,894)
Goodwill	$ 1,763
$ 820,309
Less cash acquired	$ (131)
Cash, net of cash acquired	$ 820,178

The excess fair value of net assets acquired over the purchase price was recorded as goodwill impairment.

On January 22, 2014, the Bureau of Science and Technology Industry Trade and Information of Zhuhai City approved the ownership transfer of Tengfei Investment to Tengda Hotel.

Upon the completion of the said ownership transfer, Tengfei Investment becomes the wholly owned subsidiary of Tengda Hotel.

Note 7: Income Taxes

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

Hong Kong

Asia Travel (Hong Kong) Limited was incorporated in Hong Kong and is subject to Hong Kong income taxes. As Asia Travel (Hong Kong) Limited had no income generated in Hong Kong, there was no tax expense or tax liability.

China

Tengda Hotel, Tengfei and Tengda Travel, which were incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax (“EIT”).

Income tax expenses (benefit) consist of the following:

	For the year ended March 31, 2014	For the year ended March 31, 2013
Current	$ -	$ 1986
Deferred	-	-
Total	$ -	$ 1986

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740. The Company has recorded no deferred tax assets or liabilities as of March 31, 2014, and 2013.The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.

The Company has no tax positions at March 31, 2014 and March 31, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended March 31, 2014 and March 31, 2013, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at March 31, 2014 and March 31, 2013. Income tax periods 2011, 2012, and 2013 are open for examination by taxing authorities.

Note 8: Earnings (loss) per share

Earnings Per Share (‘EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2014 and 2013.

	For the year ended March 31, 2014	For the year ended March 31, 2013
Numerator – basic and diluted
Net loss	$ (434,132)	$ (240,787)
Denominator
Basic	136,738,000	43,230,815
Conversion of preferred stock	20,000,000	20,000,000
Anti-dilutive effect of preferred stock	(20,000,000)	(20,000,000)
Weighted average number of common shares outstanding – basic and diluted	136,738,000	43,230,815

Loss per common share – basic and diluted	$ (0.00)	$ (0.01)

Note 9: Operating Risk

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

Note 10: Operating Lease

Tengda Hotel leased an 8-story-building for hotel services from Zhuhai City Xiangzhou District Meihua Street Office under a lease agreement dated November 1, 2010 for a ten-year term commencing November 1, 2010 to October 31, 2020. Future minimum payments under this operating lease as of March 31, 2014 as follows:

For the Twelve Months Ending March 31,	Operating leases
2015	$ 106,707
2016	109,388
2017	109,388
2018	113,141
2019	115,822
Thereafter	183,384
Total future minimum lease payments	$ 737,830

Total rental expense on the operating lease were $104,596 and $34,236 for the year ended March 31, 2014 and from beginning of lease on December 1, 2012 to March 31, 2013, respectively.

Note 11: Segments Reporting

The Company operates in two segments: travel agency (which provides packaged tours, air ticketing, reservation of hotel rooms and golf courses and organize corporate conferences, exhibitions and show events for its customers and travel agency) and hotel services. There were no inter-segment sales for the year ended March 31, 2014 and 2013.

	Year ended March, 31	Net sales	Segment profit/ (loss) pre-tax	Total assets
Hotel Services	2014	251,888	(290,792)	4,100,011
Travel Agency	2014	204,075	1,377	99,750
Company	2014	-	(142,954)	369,940
Total		455,963	(432,369)	4,569,701

	Year ended March, 31	Net sales	Segment profit/ (loss) pre-tax	Total assets
Hotel Services	2013	54,928	(14,997)	2,998
Travel Agency	2013	67,046	(5,307)	2,548
Company	2013	-	(220,483)	811,095
Total		121,974	(240,787)	816,641

Note 12: Subsequent events

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our financial statements for the year ended March 31, 2014.