Form 10-Q
period 2014-06-30
Asia Travel Corp
filed 2014-08-13
CIK 1027235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission File Number: 000-21909

ASIA TRAVEL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	86-0779928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 1202, Level 12, One Peking,

1 Peking Road, Tsim Sha Tsui,

Kowloon, Hong Kong

(Address of principal executive office)

+852 39809369

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No [   ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).Yes [X]  No  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 177,748,501 shares of common stock, par value $0.001, as of August 11, 2014.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and March 31, 2014
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended June 30, 2014 and 2013 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2014 and 2013 (unaudited)
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 6.	Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ASIA TRAVEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	March 31,
	2014	2014

ASSETS
Current assets:
Cash in bank	$ 292,510	$ 205,565
Accounts receivables	935	-
Total current assets	293,445	205,565

Non-current assets:
Related party receivables	343,000	369,067
Property, plant and equipment, net of accumulated depreciation	3,975,236	3,995,069
Total non-current assets	4,318,236	4,364,136

Total assets	$ 4,611,681	$ 4,569,701

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	59,057	65,362
Current maturities of long-term debt	182,806	178,621
Related party payables	$ 1,421,081	$ 1,165,856
Total current liabilities	1,662,944	1,409,839

Non-current maturities of long-term debt	2,120,917	2,163,864

Total liabilities	$ 3,783,861	$ 3,573,703

Stockholders' equity (deficit):
Preferred stock: par value $0.001 per share; 10,000,000 shares authorized, 20,000 shares issued and outstanding respectively	20	20

Common stock:
$0.001 par value, 990,000,000 shares authorized; 177,748,501 and 177,748,501 shares issued and outstanding, respectively	177,748	177,748
Capital in excess of par value	9,496,072	9,496,072
Retained deficit	(8,851,503)	(8,682,359)
Accumulated other comprehensive income	5,483	4,517
Total stockholders' equity	827,820	995,998

Total liabilities and stockholders' equity	$ 4,611,681	$ 4,569,701

See the accompanying notes to the unaudited condensed consolidated financial statements

ASIA TRAVEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

	For the three months ended
	June 30,	June 30,
	2014	2013

Revenue	$ 141,131	$ 65,098
Cost of sales	73,251	32,166
Gross margin	67,880	32,932

EXPENSES
General and administrative	160,100	129,720
Depreciation	27,501	-
Total expenses	187,601	129,720

OPERATING LOSS	(119,721)	(96,788)

OTHER INCOME AND EXPENSES
Interest income	16	68
Loan interest	(49,439)	-
Total other income and expenses	(49,423)	68

LOSS BEFORE INCOME TAXES	(169,144)	(96,720)
Provision for income taxes	-	-

NET LOSS	$ (169,144)	$ (96,720)

Comprehensive income (loss):
Foreign currency translation gain/ (loss)	966	(186)

Comprehensive loss	$ (168,178)	$ (96,906)

LOSS PER SHARE - basic and diluted	$ (0.00)	$ -

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - basic and diluted	$ 177,748,501	$ 51,960,101

See the accompanying notes to the unaudited condensed consolidated financial statements

ASIA TRAVEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the three months ended
	June 30,	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (169,144)	$ (96,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,501	-
Goodwill impairment	1,763	-
Changes in assets and liabilities
Decrease in accounts receivables	(931)	-
Increase in account payables	28,187	-
Decrease in accrued liabilities	(1,170,349)	(1,134)
Net cash used by operating activities	(1,282,973)	(97,854)

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	(4,211)	-
Repayments to related parties	197,495	-
Advances to related parties	-	(489,433)
Net cash provided by/ (used by) investing activities	193,284	(489,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related party	1,203,378	-
Repayment of long-term debt	(43,139)	-
Sale of common stock	-	628,943
Net cash provided by financing activities	1,160,239	628,943

Net increase in cash and cash equivalents	70,550	41,656
Cash and cash equivalents, beginning of period	205,565	6,337

Effect of currency rate changes on cash	16,395	33

Cash and cash equivalents, end of period	$ 292,510	$ 48,026

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid from long-term debt	$ 49,439	$ -
Taxes paid	$ -	$ -

Non cash investing and financing activities:	$ -	$ -

See the accompanying notes to the unaudited condensed consolidated financial statements

ASIA TRAVEL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIALT STATEMENT

JUNE 30, 2014

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the Form 10-K Current Report filed by the Company on July 11, 2014. The Company follows the same accounting policies in the preparation of interim reports.

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

Foreign currency translation

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2014	2013
Three months ended RMB : USD exchange rate	6.2043	6.1366
Three-months-average RMB : USD exchange rate	6.2316	6.1882

Income (loss) per common share

Basic and diluted net loss per common share is computed using the net loss applicable to common shareholders and the weighted average number of shares of common stock outstanding. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from conversion of preferred stocks are anti-dilutive for all periods presented. The fully diluted shares would be 197,748,501 and 71,960,101 for the three months ended June 30, 2014 and June 30, 2013, respectively.

Recently issued accounting pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2014-06, Technical Corrections and Improvements Related to Glossary Terms. The amendments in this ASU relate to glossary terms and cover a wide range of Topics in the FASB’s Accounting Standards Codification™ (Codification). These amendments are presented in four sections:

1.

Deletion of Master Glossary Terms (Section A) arising because of terms that were carried forward from source literature (e.g., FASB Statements, EITF Issues, and so forth) to the Codification but were not utilized in the Codification.

2.

Addition of Master Glossary Term Links (Section B) arising from Master Glossary terms whose links did not carry forward to the Codification.

3.

Duplicate Master Glossary Terms (Section C) arising from Master Glossary terms that appear multiple times in the Master Glossary with similar, but not identical, definitions.

4.

Other Technical Corrections Related to Glossary Terms (Section D) arising from miscellaneous changes to update Master Glossary terms.

The amendments do not have transition guidance and are effective upon issuance for both public entities and nonpublic entities.

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.

In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations.

The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations.

The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

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

 Income tax expenses (benefit) consist of the following:

For the three months ended June 30,
	2014	2013

Current	$ -	$ -
Deferred	-	-
Total	$ -	$ -

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740. The Company has recorded no deferred tax assets or liabilities as of June 30, 2014, and June 30, 2013. The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.

The Company has no tax positions at June 30, 2014, and June 30, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three months ended June 30, 2014 and 2013, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at June 30, 2014 and June 30, 2013. Income tax periods 2011, 2012, and 2013 are open for examination by taxing authorities.

Note 3: Capital Stock

Preferred stock

The Company has 10,000,000 shares of authorized preferred stock at $0.001 par value. As of June 30, 2014 and March 31, 2014, the Company has 20,000 and 20,000 shares of preferred stock issued and outstanding, respectively.

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

Acquisition of Tengda Hotel

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

Asia Travel Corporation Unaudited Pro Forma Statement of Operations and Comprehensive Income For the three months ended June 30, 2012
	Asia Travel	Historical combined Tengda Hotel and Tengda Travel	Adjustments	Combined Pro Forma

Revenue	$ 0	79,297		$79,297
Net loss	$ (31,019)	(11,282)	(4,000)	$46,301

Loss per share – basic and diluted		$(0.0)		$(0.0)
Weighted average number of common shares		7,270,101		7,270,101

Note:

The currency exchange rate is based on the average exchange rate of the related period.

(1)

The historical operating results of the Company were based on the Company’s financial statements for the three months ended June 30, 2012.

(2)

The historical information of Tengda Hotel and Tengda Travel were derived from the books and the records of Tendga Hotel and Tengda Travel for the three months ended June 30, 2012.

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

As of June 30, 2014, the indebtedness of the Company to its shareholders and related entities with common owners and directors was as follows:

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

Note 7: Operating Lease

The Company's commitments as of March 31, 2014 did not materially change from the amounts set forth in the Company's 2013 Annual Report on Form 10-K.

Total rental expense on the operating lease amounted to $25,675 and $25,856 for three months ended June 30, 2014 and 2013.

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

There were no inter-segment sales for the three months ended June 30, 2014 and 2013.

	Three months ended June 30	Net sales	Operating income (loss)
Hotel services	2014	61,941	(57,411)
	2013	25,200	(650)

Travel agency	2014	79,190	(690)
	2013	39,898	1,156

Corporate	2014	-	(111,043)
	2013	-	(97,294)

Total	2014	141,131	(169,144)
	2013	65,098	(96,788)

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

In the three months ended June 30, 2014, revenue from our Tengda Hotel, Tengfei Investment and Tengda Travel represented 25.06%, 18.83% and 56.11% of our revenue, respectively. We do not have any operations other than acting as a holding entity during the nine months ended June 30, 2014.

Results of Operations and Business Outlook

Net sales increased by $76,033 or 116.80% to $141,131 for the three months ended June 30, 2014 from $65,098 for the three months ended June 30, 2013. For the three months ended June 30, 2014, $35,370 was generated from the Tengda Hotel, $26,571 was generated from the Tengfei Investment and $79,190 was generated from Tengda Travel. For the three months ended June 30, 2013, $25,200 was generated from the Tengda Hotel, $0 was generated from the Tengfei Investment and $39,898 was generated from Tengda Travel.

Cost of goods sold increased by $41,085 or 127.73% to $73,251 for the three months ended June 30, 2014 from $32,166 for the three months ended June 30, 2013. The increase was due to the increase in volume of sales.  Gross profit margin in percentage for the three months ended June 30, 2014 and 2013 was 48.1% and 50.6% respectively. Significant portions of our operating costs are from Tengda Travel, which are fixed costs.Our operating expenses increased by $57,881 or 44.62% to $187,601 for the three months ended June 30, 2014 from $129,720 for the three months ended June 30, 2013. The increase in operating expenses is mainly due to the consolidation of the financial results with Tengfei Investment after January 2014 for three months ended June 30, 2014 and consolidation of the financial results with Tengda Travel and Tengda Hotel after November 2012 for three months ended June 30, 2013. Our operating expenses consist of general and administrative and selling expenses.

Net loss increased by $72,424 or 74.88% to $169,144 for the three months ended June 30, 2014 from $96,720 for the three months ended June 30, 2013. Among this amount, net loss of $1,449 was generated from the Tengda Hotel, net loss of $6,535 was generated from the Tengfei Investment and net loss of $694 from Tengda Travel for the three months ended June 30, 2014, and Corporate loss of $111,043. Net income of $1,156 was generated from the Tengda Travel and net loss of $650 from Tengda Hotel for the three months ended June 30, 2013. And Corporate loss of $97,294. The increase in net loss is mainly due to an increase in operating expenses related to professional fees.

Liquidity and capital resources

We financed our operations and expansion from cash flow from operations and contribution from our shareholders. The table below sets forth certain items on our balance sheet reflecting the changes to our financial condition as of June 30, 2014 from our financial condition as of March 31, 2014.

	As of June 30 2014	As of March 31 2014	Change
Cash and cash equivalents	$292,510	$205,565	42.30%
Current assets	935	-	-
Non-current assets	343,000	369,067	(7.06%)
Fixed assets	3,975,236	3,995,069	(0.50%)
Non-current liabilities	2,120,917	2,163,864	(1.98%)
Current liabilities	1,662,944	1,409,839	17.95%

Cash and cash equivalents was $292,510 as of June 30, 2014, an increase of 42.30% from $205,565 as of March 31, 2014. The increase was primarily from the cash received generation from their hotel revenue during three months ended June 30, 2014.

Current liabilities were $1,662,944 as of June 30, 2014, an increase of 17.95% from $1,409,839 as of March 31, 2014. The increase was primarily from the increase in accounts payable during three months ended June 30, 2014.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements included in our 2013 Annual Report on Form 10-K for the year ended March 31, 2014, as filed with the U.S. Securities and Exchange Commission (“SEC”) on July 11, 2014.  During the three months ended June 30, 2014 the Company did not change any of its critical accounting policies or estimates.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A-Smaller Reporting Company

Item 4. Controls and Procedures

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

None

Item 1A. Risk Factors

N/A-Smaller Reporting Company

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2013, the Company entered into a Regulation S Stock Purchase Agreement (“Agreement”) with a group of 34 non-US individual purchasers (“Purchasers”). Under the Agreement, the Company issued a total of 125,788,400 shares of common stock to Purchasers for a total price of $628,943 ($0.005 per share). The issuance of the 125,788,400 shares is pursuant to the exemption provided by Regulation S. None of the Purchasers is a US person and the transactions underlying the Agreement are carried out outside US. Accordingly, July 29, 2013 125,788,400 shares of common stock have been issued.

Use of Proceeds of Registered Securities

None: not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2014 we have not purchased any equity securities.

Item 3. Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6: Exhibits

Index of Exhibits:

Exhibit Table #	Title of Document	Location
3 (i)	Articles of Incorporation	Incorporated by reference*
3 (ii)	By laws	Incorporated by reference*
4	Specimen Stock Certificate Incorporated by reference*
31	Rule 13a-14(a)/15d-14a(a) Certification – CEO & CFO This filing
32	Section 1350 Certification – CEO & CFO This filing
101	INS XBRL Instance
101	XSD XBRL Schema
101	CAL XBRL Calculation
101	DEF XBRL Definition
101	LAB XBRL Label
101	PRE XBRL Presentation

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC File No. 000-21909.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Travel Corporation

(Registrant)

Dated: August 13, 2014

By: /s/ Tan Lung Lai

       Tan Lung Lai

Chief Executive Officer

Chief Financial Officer