Form 10-Q
period 2014-09-30
Asia Travel Corp
filed 2014-11-13
CIK 1027235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 177,748,501 shares of common stock, par value $0.001, as of November 12, 2014.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ASIA TRAVEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	March 31,
	2014	2014

ASSETS
Current assets:
Cash in bank	$ 177,882	$ 205,565
Accounts receivables	12,213	-
Total current assets	190,095	205,565

Non-current assets:
Related party receivables	338,009	369,067
Property, plant and equipment, net of accumulated depreciation	3,990,089	3,995,069
Total non-current assets	4,328,098	4,364,136

Total assets	$ 4,518,193	$ 4,569,701

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	21,360	65,362
Current maturities of long-term debt	188,734	178,621
Related party payables	$ 1,564,583	$ 1,165,856
Total current liabilities	1,774,677	1,409,839

Non-current maturities of long-term debt	2,095,042	2,163,864

Total liabilities	$ 3,869,719	$ 3,573,703

Stockholders' equity (deficit):
Preferred stock: par value $0.001 per share; 10,000,000 shares authorized, 20,000 and 20,000 shares issued and outstanding respectively	20	20

Common stock:
$0.001 par value, 990,000,000 shares authorized; 177,748,501 and 177,748,501 shares issued and outstanding, respectively	177,749	177,748
Capital in excess of par value	9,496,072	9,496,072
Retained deficit	(9,036,749)	(8,682,359)
Accumulated other comprehensive income	11,382	4,517
Total stockholders' equity	648,474	995,998

Total liabilities and stockholders' equity	$ 4,518,193	$ 4,569,701

See the accompanying notes to the unaudited condensed consolidated financial statements

ASIA TRAVEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

	For the three months ended		For the six months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenue	$ 144,736	$ 47,360	$ 285,867	$ 112,458
Cost of sales	55,498	17,979	128,749	50,145
Gross margin	89,238	29,381	157,118	62,313

EXPENSES
General and administrative	197,578	57,397	357,678	187,117
Depreciation	27,797	-	55,298	-
Total expenses	225,375	57,397	412,976	187,117

OPERATING LOSS	(136,137)	(28,016)	(255,858)	(124,804)

OTHER INCOME AND EXPENSES
Interest income	21	4	37	72
Loan interest	(49,130)	-	(98,569)	-
Total other income and expenses	(49,109)	4	(98,532)	72

LOSS BEFORE INCOME TAXES	(185,246)	(28,012)	(354,390)	(124,732)
Provision for income taxes	-	-	-	-

NET LOSS	$ (185,246)	$ (28,012)	$ (354,390)	$ (124,732)

Comprehensive income (loss):
Foreign currency translation gain/ (loss)	5,899	(130)	6,865	(316)

Comprehensive loss	$ (179,347)	$ (28,142)	$ (347,525)	$ (125,048)

LOSS PER SHARE - basic and diluted	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - basic and diluted	177,748,501	139,465,100	177,748,501	95,951,700

See the accompanying notes to the unaudited condensed consolidated financial statements

ASIA TRAVEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the six months ended
	September 30,	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (354,390)	$ (124,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	55,298	-
Changes in assets and liabilities
Increase in accounts receivables	(12,095)	-
Decrease in other receivables	-	403
Decrease in account payables	(12,079)	-
(Decrease)/ increase in accrued liabilities	(1,174,212)	381
Net cash used by operating activities	(1,497,478)	(123,948)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments to related parties	280,360	-
Advances to related parties	-	(489,433)
Net cash provided by/ (used by) investing activities	280,360	(489,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related party	1,275,172	3,477
Repayment of long-term debt	(87,674)	-
Proceeds from common stock sale	-	628,943
Net cash provided by financing activities	1,187,498	632,420

Net increase (decrease) in cash and cash equivalents	(29,620)	19,039
Cash and cash equivalents, beginning of period	205,565	6,337

Effect of currency rate changes on cash	1,937	56

Cash and cash equivalents, end of period	$ 177,882	$ 25,432

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid from long-term debt	$ 98,569	$ -
Taxes paid	$ -	$ -

Non cash investing and financing activities:	$ -	$ -

See the accompanying notes to the unaudited condensed consolidated financial statements

ASIA TRAVEL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIALT STATEMENT

SEPTEMBER 30, 2014

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the Form 10-K Annual Report filed by the Company on July 11, 2014. The Company follows the same accounting policies in the preparation of interim reports.

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

Foreign currency translation

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2014	2013
Six months ended RMB : USD exchange rate	6.1981	6.1211
Six-months-average RMB : USD exchange rate	6.1382	6.1555

Income (loss) per common share

Basic and diluted net loss per common share is computed using the net loss applicable to common shareholders and the weighted average number of shares of common stock outstanding. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from conversion of preferred stocks are anti-dilutive for all periods presented. The fully diluted shares would be 197,748,501 and 115,951,700 for the three months ended September 30, 2014 and September 30, 2013, respectively.

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

The FASB has issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The issue is the result of a consensus of the FASB Emerging Issues Task Force.

The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.

The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost.

The FASB has issued Accounting Standards Update (ASU) No. 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The amendments in this ASU will apply to a reporting entity that is required to consolidate a collateralized financing entity under the Variable Interest Entities guidance when: (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other Codification Topics; and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings.

The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. For entities other than public business entities, the amendments are effective for annual periods ending after December 15, 2016, and interim periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of an annual period.

The fair value of the financial assets of a collateralized financing entity, as determined under GAAP, may differ from the fair value of its financial liabilities even when the financial liabilities have recourse only to the financial assets. Before this ASU, there was no specific guidance in GAAP on how a reporting entity should account for that difference.

The amendments in this ASU provide an alternative to Topic 820 Fair Value Measurement for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity to eliminate that difference. When the measurement alternative is not elected for a consolidated collateralized financing entity within the scope of this ASU, the amendments clarify that: (1) the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured using the requirements of Topic 820; and (2) any differences in the fair value of the financial assets and the fair value of the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss).

The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.

Under Generally Accepted Accounting Principles (GAAP), financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities.

Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures.

This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.

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

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740. The Company has recorded no deferred tax assets or liabilities as of September 30, 2014, and September 30, 2013. The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.

The Company has no tax positions at September 30, 2014, and September 30, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the six months ended September 30, 2014 and 2013, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at September 30, 2014 and September 30, 2013. Income tax periods 2011, 2012, and 2013 are open for examination by taxing authorities.

Note 3: Capital Stock

Preferred stock

The Company has 10,000,000 shares of authorized preferred stock at $0.001 par value. As of September 30, 2014 and March 31, 2014, the Company has 20,000 and 20,000 shares of preferred stock issued and outstanding, respectively.

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

Asia Travel Corporation Unaudited Pro Forma Statement of Operations and Comprehensive Income For the three months ended September 30, 2012
	Asia Travel	Historical combined Tengda Hotel and Tengda Travel	Adjustments	Combined Pro Forma

Revenue	$ 0	145,190		$145,190
Net loss	$ (128,046)	(21,842)	(4,000)	$(153,888)

Loss per share – basic and diluted		$(0.0)		$(0.0)
Weighted average number of common shares		7,270,101		7,270,101

Note:

The currency exchange rate is based on the average exchange rate of the related period.

(1)

The historical operating results of the Company were based on the Company’s financial statements for the six months ended September 30, 2012.

(2)

The historical information of Tengda Hotel and Tengda Travel were derived from the books and the records of Tendga Hotel and Tengda Travel for the three months ended September 30, 2012.

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

As of September 30, 2014, the indebtedness of the Company to its shareholders and related entities with common owners and directors was as follows:

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

Note 7: Operating Lease

The Company's commitments as of September 30, 2014 did not materially change from the amounts set forth in the Company's 2013 Annual Report on Form 10-K.

Total rental expense on the operating lease amounted to $52,675 and $51,985 for six months ended September 30, 2014 and 2013.

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

There were no inter-segment sales for the six months ended September 30, 2014 and 2013.

	Six months ended September 30	Net sales	Operating income (loss)
Hotel services	2014	146,580	(114,190)
	2013	45,654	(3,561)

Travel agency	2014	139,287	895
	2013	66,804	(358)

Corporate	2014	-	(241,095)
	2013	-	(120,813)

Total	2014	285,867	(354,390)
	2013	112,458	(124,732)

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

Tengda Hotel, formerly named Zhuhai Meihua Hotel Co., Ltd., is a limited liability company formed under the laws of the People’s Republic of China on January 16, 2006. Tengda Hotel had registered capital of RMB 500,000, or approximately $79,403 based on the exchange rate as of March 31, 2013. Tengda Hotel is a three-

star hotel with 59 guest rooms, including 24 Standard Rooms, 24 Deluxe Rooms, 10 Business Rooms and 1 Luxury Suite, with many other amenities including fitness club, gym, business center, gift shop, meeting room , ballroom, game room, and a large parking lot.

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

Results of Operations and Business Outlook

Net sales increased by $97,376 or 205.60% to $144,736 for the three months ended September 30, 2014 from $47,360 for the three months ended September 30, 2013, and $173,409 or 154.19% to $285,867 for the six months ended September 30, 2014 from $112,458 for the six months ended September 30, 2013. Among this amount, $85,065 was generated from hotel service and $59,671 was generated from travel agency for the three months ended September 30, 2014, and $146,580 was generated from hotel service and $139,287 was generated from travel agency for the six months ended September 30, 2014. $41,604 was generated from hotel service and $5,756 was generated from travel agency for the three months ended September 30, 2013, and $66,804 was generated from hotel service and $45,654 was generated from travel agency for the six months ended September 30, 2013.

Cost of goods sold increased by $37,519 or 208.68% to $55,498 for the three months ended September 30, 2014 from $17,979 for the three months ended September 30, 2013, and $78,604 or 156.75% to $128,749 for the six months ended September 30, 2014 from $50,145 for the six months ended September 30, 2013. The increase was due to the increase in volume of sales.  Gross profit margin in percentage for the three months ended September 30, 2014 and 2013 was 61.7% and 62.0% respectively, and for the six months ended September 30, 2014 and 2013 was 55.0% and 55.4% respectively. Significant portions of our operating costs are from Tengda Travel, which are fixed costs. Our operating expenses increased by $167,978 or 292.66% to $225,375 for the three months ended September 30, 2014 from $57,397 for the three months ended September 30, 2013, and $225,859 or 120.70% to $412,976 for the six months ended September 30, 2014 from $187,117 for the six months ended September 30, 2013. The increase in operating expenses is mainly due to the consolidation of the financial results with Tengfei Investment after January 2014 for three and six months ended September 30, 2014 and consolidation of the financial results with Tengda Travel and Tengda Hotel after November 2012 for three and six months ended September 30, 2013. Our operating expenses consist of general and administrative and selling expenses.

Net loss increased by $157,234 or 561.31% to $185,246 for the three months ended September 30, 2014 from $28,012 for the three months ended September 30, 2013, and $229,658 or 184.12% to $354,390 for the six months ended September 30, 2014 from $124,732 for the six months ended September 30, 2013.  Among this amount, net loss of $56,470 was generated from hotel services, net income of $1,276 was generated from the travel agency for the three months ended September 30, 2014, and Corporate loss of $130,052. For the six months ended September 30, 2014, net loss of $114,190 was generated from hotel services and net income of $895 from travel agency, and Corporate loss of $241,095. Net loss of $2,911 was generated from hotel services, and net income of $798 was generated from the travel agency for the three months ended September 30, 2013, and Corporate loss of $25,899. For the six months ended September 30, 2013, net loss of $3,561 was generated from hotel services and net loss of $358 from travel agency, and Corporate loss of $120,813.The increase in net loss is mainly due to an increase in operating expenses related to professional fees.

Liquidity and capital resources

We financed our operations and expansion from cash flow from operations and contribution from our shareholders. The table below sets forth certain items on our balance sheet reflecting the changes to our financial condition as of September 30, 2014 from our financial condition as of March 31, 2014.

	As of September 30 2014	As of March 31 2014	Change
Cash and cash equivalents	$177,882	$205,565	(13.47%)
Current assets	12,213	-	-
Non-current assets	338,009	369,067	(8.42%)
Fixed assets	3,990,089	3,995,069	(0.12%)
Non-current liabilities	2,095,042	2,163,864	(3.18%)
Current liabilities	1,774,677	1,409,839	25.88%

Cash and cash equivalents was $177,882 as of September 30, 2014, a decrease of 13.47% from $205,565 as of March 31, 2014. The decrease was primarily from the cash repayment for the loan during six months ended September 30, 2014.

Current liabilities were $1,774,677 as of September 30, 2014, an increase of 25.88% from $1,409,839 as of March 31, 2014. The increase was primarily from the increase in loan payable during six months ended September 30, 2014.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements included in our 2013 Annual Report on Form 10-K for the year ended March 31, 2014, as filed with the U.S. Securities and Exchange Commission (“SEC”) on July 11, 2014.  During the six months ended September 30, 2014 the Company did not change any of its critical accounting policies or estimates.

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

During the six months ended September 30, 2014 we have not purchased any equity securities.

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

Dated: November 13, 2014

By: /s/ Tan Lung Lai

       Tan Lung Lai

Chief Executive Officer

Chief Financial Officer