Form 10-Q
period 2014-12-31
Asia Travel Corp
filed 2015-02-13
CIK 1027235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 177,748,501 shares of common stock, par value $0.001, as of February 9, 2015.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of December 31, 2014 (unaudited) and March 31, 2014	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended December 31, 2014 and 2013 (unaudited) and Nine Months Ended December 31, 2014 and 2013 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2014 and 2013 (unaudited)	5
	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	16

Item 4.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 6.	Exhibits	18

SIGNATURES		19

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ASIA TRAVEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	December 31,	March 31,
	2014	2014

ASSETS
Current assets:
Cash in bank	$ 205,099	$ 205,565
Accounts receivables	60,424	-
Deposits	6,668	-
Total current assets	272,191	205,565

Non-current assets:
Related party receivables	338,009	369,067
Property, plant and equipment, net of accumulated depreciation	3,919,178	3,995,069
Total non-current assets	4,257,187	4,364,136

Total assets	$ 4,529,378	$ 4,569,701

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 89,920	$ 65,362
Current maturities of long-term debt	190,688	178,621
Related party payables	2,120,473	1,165,856
Total current liabilities	2,401,081	1,409,839

Non-current maturities of long-term debt	2,023,110	2,163,864

Total liabilities	$ 4,424,191	$ 3,573,703

Stockholders' equity (deficit):
Preferred stock: par value $0.001 per share; 10,000,000 shares authorized, 20,000 and 20,000 shares issued and outstanding respectively	20	20

Common stock:
$0.001 par value, 990,000,000 shares authorized; 177,748,501 and 177,748,501 shares issued and outstanding, respectively	177,748	177,748
Capital in excess of par value	9,496,072	9,496,072
Accumulated deficit	(9,574,837)	(8,682,359)
Accumulated other comprehensive income	6,184	4,517
Total stockholders' equity	105,187	995,998

Total liabilities and stockholders' equity	$ 4,529,378	$ 4,569,701

See the accompanying notes to the unaudited condensed consolidated financial statements

ASIA TRAVEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

	For the three months ended		For the nine months ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

Revenue	$ 312,179	$ 97,418	$ 598,046	$ 209,876
Cost of sales	178,886	48,928	307,635	99,073
Gross margin	133,293	48,490	290,411	110,803

EXPENSES
General and administrative	595,314	63,832	952,992	250,949
Depreciation	27,871	-	83,169	-
Total expenses	623,185	63,832	1,036,161	250,949

OPERATING LOSS	(489,892)	(15,342)	(745,750)	(140,146)

OTHER INCOME AND EXPENSES
Interest income	23	9	60	81
Loan interest	(48,219)	-	(146,788)	-
Total other income and expenses	(48,196)	9	(146,728)	81

LOSS BEFORE INCOME TAXES	(538,088)	(15,333)	(892,478)	(140,065)
Provision for income taxes	-	-	-	-

NET LOSS	$ (538,088)	$ (15,333)	$ (892,478)	$ (140,065)

Comprehensive income (loss):
Foreign currency translation gain/ (loss)	8,571	(69)	1,667	(385)

Comprehensive profit / (loss)	$ (529,517)	$ (15,402)	$ (890,811)	$ (140,450)

LOSS PER SHARE - basic and diluted	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - basic and diluted	177,748,501	177,748,501	177,748,501	123,316,400

See the accompanying notes to the unaudited condensed consolidated financial statements

ASIA TRAVEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the nine months ended
	December 31,	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (892,478)	$ (140,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	83,169	-
Changes in assets and liabilities
Increase in accounts receivables	(60,659)	-
Increase in other receivables	-	(8,967)
Increase in deposit	(6,668)	-
Increase in account payables	64,217	-
(Decrease)/ increase in accrued liabilities	(1,184,628)	15,763
Net cash used by operating activities	(1,997,047)	(133,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments to related parties	794,499	-
Advances to related parties	-	(489,433)
Net cash provided by/ (used by) investing activities	794,499	(489,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related party	1,334,830	3,489
Repayment of long-term debt	(133,281)	-
Proceeds from common stock sale	-	628,943
Net cash provided by financing activities	1,201,549	632,432

Net (decrease)/ increase in cash and cash equivalents	(999)	9,730
Cash and cash equivalents, beginning of period	205,565	6,337

Effect of currency rate changes on cash	533	248

Cash and cash equivalents, end of period	$ 205,099	$ 16,315

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid from long-term debt	$ 146,788	$ -
Taxes paid	$ -	$ -

Non cash investing and financing activities:	$ -	$ -

See the accompanying notes to the unaudited condensed consolidated financial statements

ASIA TRAVEL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIALT STATEMENT

December 31, 2014

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

Foreign currency translation

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	2014	2013
Nine months ended RMB : USD exchange rate	6.2055	6.0540
Nine-months-average RMB : USD exchange rate	6.1815	6.1339

Income (loss) per common share

Basic and diluted net loss per common share is computed using the net loss applicable to common shareholders and the weighted average number of shares of common stock outstanding. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from conversion of preferred stocks are anti-dilutive for all periods presented. The fully diluted shares would be 177,748,501 and 123,316,400 for the three months ended December 31, 2014 and December 31, 2013, respectively.

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

For the nine months ended December 31,
	2014	2013

Current	$ -	$ -
Deferred	-	-
Total	$ -	$ -

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740. The Company has recorded no deferred tax assets or liabilities as of December 31, 2014, and December 31, 2013. The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.

The Company has no tax positions at December 31, 2014, and December 31, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the nine months ended December 31, 2014 and 2013, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2014 and December 31, 2013. Income tax periods 2011, 2012, and 2013 are open for examination by taxing authorities.

Note 3: Capital Stock

Preferred stock

The Company has 10,000,000 shares of authorized preferred stock at $0.001 par value. As of December 31, 2014 and March 31, 2014, the Company has 20,000 and 20,000 shares of preferred stock issued and outstanding, respectively.

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

Common stock

On July 22, 2013 the Company entered into a Regulation S Stock Purchase Agreement (“Agreement”) with a group of 34 non-US individual purchasers (“Purchasers”). Under the Agreement, the Company will issue a total of 125,788,400 shares of common stock to Purchasers for a total price of $628,943 ($0.005 per share). The issuance of the 125,788,400 shares is pursuant to the exemption provided by Regulation S. None of the Purchasers is a US person and the transactions underlying the Agreement are carried out outside US. Accordingly, July 29,2013, 125,788,400 shares of common stock have been issued. After that, the total number shares issued and outstanding is 177,748,501.

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

Asia Travel Corporation Unaudited Pro Forma Statement of Operations and Comprehensive Income For the nine months ended December 31, 2012
	Asia Travel	Historical combined Tengda Hotel and Tengda Travel	Adjustments	Combined Pro Forma

Revenue	$ 48,431	145,190		$193,621
Net loss	$ (225,777)	(21,836)	(12,000)	$(259,613)

Loss per share – basic and diluted		$(0.02)		$(0.02)
Weighted average number of common shares		13,770,465		13,770,465

Note:

The currency exchange rate is based on the average exchange rate of the related period.

(1)

The historical operating results of the Company were based on the Company’s financial statements for the nine months ended December 31, 2012.

(2)

The historical information of Tengda Hotel and Tengda Travel were derived from the books and the records of Tendga Hotel and Tengda Travel for the three months ended December 31, 2012.

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

Note 5: Related Party Receivables and Payables

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

As of December 31, 2014, the indebtedness of the Company to its shareholders and related entities with common owners and directors was as follows:

During the periods presented, the Company has receivables due from its shareholders. The loans are unsecured and bear no interest. These loans have no fixed payment terms.

During the periods presented, the Company has payables due to its shareholders. The loans are unsecured and bear no interest. These loans have no fixed payment terms.

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

Note 7: Operating Lease

The Company's commitments as of December 31, 2014 did not materially change from the amounts set forth in the Company's 2013 Annual Report on Form 10-K.

Total rental expense on the operating lease amounted to $79,498 and $78,253 for nine months ended December 31, 2014 and 2013.

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

There were no inter-segment sales for the nine months ended December 31, 2014 and 2013.

	Nine months ended December 31	Net sales	Operating income (loss)
Hotel services	2014	270,932	(150,875)
	2013	84,686	7

Travel agency	2014	327,114	1,299
	2013	125,190	879

Corporate	2014	-	(742,902)
	2013	-	(140,951)

Total	2014	598,046	(892,478)
	2013	209,876	(140,065)

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

Results of Operations and Business Outlook

Net sales increased by $214,761 or 220.45% to $312,179 for the three months ended December 31, 2014 from $97,418 for the three months ended December 31, 2013, and $388,170 or 184.95% to $598,046 for the nine months ended December 31, 2014 from $209,876 for the nine months ended December 31, 2013. Among this amount, $84,794 was generated from hotel service and $227,385 was generated from travel agency for the three months ended December 31, 2014, and $270,932 was generated from hotel service and $327,114 was generated from travel agency for the nine months ended December 31, 2014. $58,386 was generated from hotel service and $39,032 was generated from travel agency for the three months ended December 31, 2013, and $84,686 was generated from hotel service and $125,190 was generated from travel agency for the nine months ended December 31, 2013.

Cost of goods sold increased by $129,958 or 265.61% to $178,886 for the three months ended December 31, 2014 from $48,928 for the three months ended December 31, 2013, and $208,562 or 210.51% to $307,635 for the nine months ended December 31, 2014 from $99,073 for the nine months ended December 31, 2013. The increase was due to the increase in volume of sales.  Gross profit margin in percentage for the three months ended December 31, 2014 and 2013 was 42.70% and 49.78% respectively, and for the nine months ended December 31, 2014 and 2013 was 48.56% and 52.79% respectively. Significant portions of our operating costs are from Tengda Travel, which are fixed costs. Our operating expenses increased by $531,482 or 732.63% to $595,314 for the three months ended December 31, 2014 from $63,832 for the three months ended December 31, 2013, and $702,043 or 179.76% to $952,992 for the nine months ended December 31, 2014 from $250,949 for the nine months ended December 31, 2013. The increase in operating expenses is mainly due to the consolidation of the financial results with Tengfei Investment after January 2014 for three and nine months ended December 31, 2014 and consolidation of the financial results with Tengda Travel and Tengda Hotel after November 2012 for three and nine months ended December 31, 2013. Our operating expenses consist of general and administrative and selling expenses.

Net loss increased by $522,755 or 3,309.35% to $538,088 for the three months ended December 31, 2014 from $15,333 for the three months ended December 31, 2013, and $752,413 or 437.19% to $892,478 for the nine months ended December 31, 2014 from $140,065 for the nine months ended December 31, 2013.  Among this amount, net loss of $114,190 was generated from hotel services, net income of $895 was generated from the travel agency for the three months ended December 31, 2014, and Corporate loss of $241,095. For the nine months ended December 31, 2014, net loss of $150,875 was generated from hotel services and net income of $1,299 from travel agency, and Corporate loss of $742,902. Net loss of $3,553 was generated from hotel services, and net income of $521 was generated from the travel agency for the three months ended December 31, 2013, and Corporate loss of $20,137. For the nine months ended December 31, 2013, net income of $7 was generated from hotel services and net income of $879 from travel agency, and Corporate loss of $140,951.The increase in net loss is mainly due to an increase in operating expenses related to professional fees.

Liquidity and capital resources

We financed our operations and expansion from cash flow from operations and contribution from our shareholders. The table below sets forth certain items on our balance sheet reflecting the changes to our financial condition as of September 30, 2014 from our financial condition as of March 31, 2014.

	As of December 31 2014	As of March 31 2014	Change
Cash and cash equivalents	$206,847	$205,565	0.62%
Current assets	67,755	-	-
Non-current assets	338,009	369,067	(8.42%)
Fixed assets	3,962,171	3,995,069	(0.82%)
Non-current liabilities	2,045,302	2,163,864	(5.48%)
Current liabilities	2,419,045	1,409,839	71.58%

Current liabilities were $2,419,045 as of December 31, 2014, an increase of 71.58% from $1,409,839 as of March 31, 2014. The increase was primarily from the increase in related party loan payable during nine months ended December 31, 2014.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements included in our 2013 Annual Report on Form 10-K for the year ended March 31, 2014, as filed with the U.S. Securities and Exchange Commission (“SEC”) on July 11, 2014.  During the nine months ended December 31, 2014 the Company did not change any of its critical accounting policies or estimates.

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

During the nine months ended December 31, 2014 we have not purchased any equity securities.

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

Dated: February 13, 2015

By: /s/ Tan Lung Lai

       Tan Lung Lai

Chief Executive Officer

Chief Financial Officer