Form 10-K
period 2015-03-31
Asia Travel Corp
filed 2015-06-26
CIK 1027235

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended March 31, 2015

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

ASIA TRAVEL CORPORATION

(Name of Registrant as specified in its charter)

Nevada	000-21909	86-0779928
(State or other jurisdiction of	(Commission File Number)	(IRS Employer ID No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).    Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (139,578,400 shares of common stock as September 30, 2014) computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The bid on September 30, 2014, was $1.02 giving the shares held by non-affiliates a market value of $142,369,968.

As of June 25, 2015, the Registrant had177,748,501 shares of common stock and 20,000 shares of preferred stock issued and outstanding.

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

On November 25, 2012, Asia Travel (Hong Kong) entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement’) with Tengfei Investment. Under the Ownership Transfer Agreement, Tengfei Investment transfers to Asia Travel (Hong Kong) 100% of the ownership of Zhuhai Tengda Business Hotel Co., Ltd. (“Tengda Hotel”) for a total transfer price of RMB400,000 (approximately $64,192).

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

Tengda Hotel, formerly named Zhuhai Meihua Hotel Co., Ltd., is a limited liability company formed under the laws of the People’s Republic of China on January 16, 2006. Tengda Hotel had registered capital of RMB500,000, or approximately $79,403 based on the exchange rate as of March 31, 2013. Tengda Hotel is a three-star hotel with 59 guest rooms, including 24 Standard Rooms, 24 Deluxe Rooms, 10 Business Rooms and 1 Luxury Suite, with many other amenities including fitness club, gym, business center, gift shop, meeting room , ballroom, game room, and a large parking lot.

Upon the completion of the said ownership transfer, Tengda Hotel became the wholly owned subsidiary of Asia Travel (Hong Kong).

On November 6, 2013, Tengda Hotel entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement’) with Zhou Hui Juan and Yu Li Ying. Under the Ownership Transfer Agreement, Zhou Hui Juan and Yu Li Ying transfers to Tengda Hotel 100% of the ownership of Tengfei Investment for a total transfer price of RMB5,000,000 (approximately $820,309).

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

Tengda Hotel leased an 8-story-building for hotel services from Zhuhai City Xiangzhou District Meihua Street Office under a lease agreement dated November 1, 2010 for a ten-year term commencing November 1, 2010 to October 31, 2020. The rental expenses were $107,070 for the fiscal year ended March 31, 2015 as compared to $104,596 for the fiscal year ended March 31, 2014.

Environmental Laws

Our business operations are not subject to environmental laws.

Employees

As of June 30, 2015, Tengda Hotel has 21 employees, 9 of whom had entered into official employment agreements with Tengda Hotel. Tengfei has 17 employees, 1 of whom had entered into official employment agreements with Tengfei. Tengda Travel has 10 employees, but no one had entered into official employment agreements with Tengda Travel.

Sales and Marketing

Tengda Hotel and Tengfei conducts direct sales and marketing. Tengda Travel uses both the direct sale and agency sale. Tengda Travel has sales agents who are compensated with the commissions of the sales they make for Tengda Travel.

Management

Tan Lung Lai, President, Treasurer, Director, CEO and CFO of Asia Travel, Malaysian, age 38. He is an Executive Director of Estancia Holding Sdn Bhd. He was appointed to the Board and as Chief Executive Officer, Chief Financial Officer, Director, President, and Treasurer of Realgold in 2011. Mr. Tan has competencies in overseeing the total business management with expertise in identifying, pursuing and developing new projects and market position. With more than 10 years experience, he has successfully managed international trade business such as the exports and imports of electronic components and computer hardware such as RAM, IC chip and etc. He has also worked in hospitality industry at Genesis Jewel Hotel in Melaka, a vibrant tourist destination. He also explored the gold mining industry and acquired a land with rich mineral reservoir from Dataran Mineral Sdn Bhd in Kelantan.

Tan Po Hwa, director and secretary of Asia Travel, Malaysian, age 33, graduated from Sekolah Menengah_Seri Kota in 2000. He also received a Certificate from Malaysian Insurance Institute in 2001. From 2001 to 2011, he served as an insurance representative at American International Assurance (AIA). His responsibilities included calling policy holders to explain the terms and conditions of the policies, calculating premium, customizing the insurance programs, selling various insurance products, developing and maintaining new accounts, and collecting information when claims are made.

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

We leased an 8-story-building for hotel services from Zhuhai City Xiangzhou District Meihua Street Office under a lease agreement dated November 1, 2010 for a ten-year term commencing November 1, 2010 to October 31, 2020. The rental expenses were $107,070 for the fiscal year ended March 31, 2015 as compared to $104,596 for the fiscal year ended March 31, 2014.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Asia Travel’s Common Stock is quoted on the over the counter bulletin board under the symbol “ATSR”. The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2015 and 2014. Such high and low bid information reflects inter-dealer quotes, without retail markup, markdown or commissions and may not represent actual transactions.

Year Ended 2015
	High	Low
Quarter ended June 30	$5.00	0.05
Quarter ended September 30	3.56	1.02
Quarter ended December 31	2.95	0.10
Quarter ended March 31	1.69	0.51

Year Ended 2014
	High	Low
Quarter ended June 30	$0.60	0.30
Quarter ended September 30	0.95	0.05
Quarter ended December 31	1.05	0.05
Quarter ended March 31	0.98	0.45

Since its inception, Asia Travel has not paid any dividends on its Common Stock, and Asia Travel does not anticipate that it will pay dividends in the foreseeable future. At June 30, 2015, Asia Travel had 133 stockholders of record. As of June 30, 2015, Asia Travel had 177,748,501 shares of its Common Stock issued and outstanding.

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

On November 21, 2012, the Company entered into a Regulation S Stock Purchase Agreement with a group of 35 non-US individual purchasers (“Purchasers”). Under the Agreement, the Company issued a total of Forty-Four Million Six Hundred Ninety Thousand (44,690,000) shares of common stock to Purchasers for a total price of $446,900 ($ 0.01 per share), pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

On November 25, 2012, Asia Travel (Hong Kong) entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement’) with Tengfei Investment. Under the Ownership Transfer Agreement, Tengfei Investment transfers to Asia Travel (Hong Kong) 100% of the ownership of Zhuhai Tengda Business Hotel Co., Ltd. (“Tengda Hotel”) for a total transfer price of RMB400,000 (approximately $64,192).

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

Tengda Travel is a limited liability company formed under the laws of the People’s Republic of China on December 23, 2011. As of March 31, 2013, Tengda Travel had registered capital of RMB300,000, or approximately $47,662 based on the exchange rate as of March 31, 2013. Tengda Travel’s principal activity is to provide packaged tours, air ticketing, reservation of hotel rooms and golf courses and organize corporate conferences, exhibitions and show events for its customers.

Tengda Hotel, formerly named Zhuhai Meihua Hotel Co., Ltd., is a limited liability company formed under the laws of the People’s Republic of China on January 16, 2006. Tengda Hotel had registered capital of RMB500,000, or approximately $79,403 based on the exchange rate as of March 31, 2013. Tengda Hotel is a three-star hotel with 59 guest rooms, including 24 Standard Rooms, 24 Deluxe Rooms, 10 Business Rooms and 1 Luxury Suite, with many other amenities including fitness club, gym, business center, gift shop, meeting room , ballroom, game room, and a large parking lot.

Upon the completion of the said ownership transfer, Tengda Hotel became the wholly owned subsidiary of Asia Travel (Hong Kong).

On November 6, 2013, Tengda Hotel entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement’) with Zhou Hui Juan and Yu Li Ying. Under the Ownership Transfer Agreement, Zhou Hui Juan and Yu Li Ying transfers to Tengda Hotel 100% of the ownership of Tengfei Investment for a total transfer price of RMB5,000,000 (approximately $820,309).

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

Net sales for the years ended March 31, 2015 and March 31, 2014 were $817,680 and $455,963, respectively. The increase in net sales is mainly due to under a promotional effect and cooperation with local travel agency.

Cost of goods sold for the years ended March 31, 2015 and March 31, 2014 were $513,837 and $283,581, respectively. Gross profit margin in percentage for the years ended March 31, 2015 and March 31, 2014 were 37.2% and 37.8%, respectively. The increase in cost of goods sold is mainly due to under a promotional effect and cooperation with local travel agency. The gross profit margin is stable.

Our operating expenses increased from $414,855 to $1,454,280 for the year ended March 31, 2015 and increased from $264,246 to $414,855 for the year ended March 31, 2014, respectively. Our operating expenses consist of general and administrative and selling expenses. The increase in operating expenses is mainly due to the company under establishment, more expenses used.

For the year ended March 31, 2015, the Company had a net loss of $1,341,726, or $(0.00) per share, as compared to a net loss of $434,132, or $(0.00) per share, for the year of 2014. As described above, we incurred an increase in operating expenses of $907,594 mainly due to the company under establishment, increased an income cannot cover their cost amounts.

LIQUIDITY AND CAPITAL RESOURCES

We financed our operations and expansion from cash flow from operations and contribution from our shareholders. The table below sets forth certain items on our balance sheet reflecting the changes to our financial condition as of March 31, 2015 from our financial condition as of March 31, 2014.

	As of Mar, 31	As of Mar, 31
	2015	2014	Change
Cash and cash equivalents	$254,321	$205,565	23.72%
Current assets	22,812	-	-
Non-current assets	3,930,163	4,364,136	(9.94%)
Current liabilities	2,578,986	1,409,839	82.93%
Non-current liabilities	1,974,449	2,163,864	(8.75%)

Cash and cash equivalents was $254,321 as of March 31, 2015, an increase of 23.72% from $205,565 as of March 31, 2014. The increase was primarily from the cash received generation from their hotel revenue during year ended March 31, 2015.

Current liabilities were $2,578,986 as of March 31, 2015, an increase of 82.93% from $1,409,839 as of March 31, 2014. The increase was mainly due to the increase in accounts payable and related party payable.

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

Our management, the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2015. Based on this evaluation, our management concluded that, as of March 31, 2015, our internal control over financial reporting was not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our financial statements are prepared by our financial and accounting staff under the direction of our Chief Financial Officer in accordance with generally accepted accounting principles in effect in the PRC; however we engage an outside consultant to convert our financial statements for presentation in accordance with generally accepted accounting principles in effect in the United States ("US GAAP"). We believe our internal controls over financial reporting in accordance with PRC GAAP are adequate for the proper supervision of the conduct of our business. Nevertheless, the need to convert our financial statements into US GAAP and the lack of familiarity of our accounting staff with US GAAP and US securities laws and regulations is a deficiency in our internal controls over financial reporting and disclosure controls and procedures. This deficiency will not be considered remediated until we hire financial and accounting personnel with the requisite knowledge and experience concerning US GAAP.

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

Tan Lung Lai, President, Treasurer, Director, CEO and CFO of Asia Travel, Malaysian, age 38. He is an Executive Director of Estancia Holding Sdn Bhd. He was appointed to the Board and as Chief Executive Officer, Chief Financial Officer, Director, President, and Treasurer of Asia Travel in 2011. Mr. Tan has competencies in overseeing the total business management with expertise in identifying, pursuing and developing new projects and market position. With more than 10 years experience, he has successfully managed international trade business such as the exports and imports of electronic components and computer hardware such as RAM , IC chip and etc. He has also worked in hospitality industry at Genesis Jewel Hotel in Melaka, a vibrant tourist destination. He also explored the gold mining industry and acquired a land with rich mineral reservoir from Dataran Mineral Sdn Bhd in Kelantan.

Tan Po Hwa, director and secretary of Asia Travel, Malaysian, age 33, graduated from Sekolah Menengah_Seri Kota in Year 2000. He also received a Certificate from Malaysian Insurance Institute in Year 2001. From Year 2001 to Year 2011, he served as an insurance representative at American International Assurance (AIA). His responsibilities included calling policy holders to explain the terms and conditions of the policies, calculating premium, customizing the insurance programs, selling various insurance products, developing and maintaining new accounts, and collecting information when claims are made.

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

The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company in the past two fiscal years:

Name of executive officer and /or director	Position	Fiscal years	Salary	Bonus and other compensation	Securities underlying stock options
Tan Lung Lai	President/ CEO/ CFO/ Director/ Treasurer	2015	$0	$0	$0
		2014	$0	$0	$0
Tan Po Hwa	Secretary/ Director	2015	$0	$0	$0
		2014	$0	$0	$0

Outstanding Equity Awards At Fiscal Year-End

We had no outstanding equity awards at fiscal year end.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2015, there were no stock option or SAR Grants.

Stock Option Exercise

In fiscal 2015, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2015 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore. We did not compensate our directors for service on the Board of Directors during fiscal 2015.

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

No such interlocks existed and no such decisions were made during fiscal year 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of June 30, 2015, with respect to the beneficial ownership of Asia Travel’s Common Stock by each director of Asia Travel and each person known by Asia Travel to be the beneficial owner of more than 5% of Asia Travel’s outstanding shares of Common Stock. At June 30, 2015, there were 177,748,501 shares of common stock outstanding. For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock, which such person has the right to acquire within 60 days after the date hereof. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

Title of class	Name of beneficial owner	Number of shares owned	Percent of class
	Principal stockholders (5% or more)		(1)
Common	Azizi Bin Maskun	9,000,000	5.33%
Common	Li Weile	9,000,000	5.33%
Common	Tan Peng Yeng	9,000,000	5.33%
Common	Tan Tee Loong	9,000,000	5.33%
Common	Wong Chee Wah	9,000,000	5.33%
Common	Yeo Hock Heng	9,000,000	5.33%
Common	All principal stockholders (5% or more)	54,000,000	31.98%

	Director(s) and officers:
Common	Tan Lung Lai (2)	991,951	0.59%
Common	Tan Po Hwa (3)	0	0%
Common	All director(s) and officers as a Group	991,951	0.59%

(1)

Calculated based on the 177,748,501 shares of common stock outstanding as of March 31, 2015.

(2)

As of March 31, 2015, our CEO, CFO , Director and President Tan Lung Lai holds 991,951 shares of common stock and 20,000 shares of Series A Preferred Stock, which entitle him to a total of 20,991,951 votes, which represent approximately 10.62% of the total votes represented by all our issued and outstanding common stock and preferred stock.

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

2015

- $50,000 – Dominic K.F. Chan & Co. – Chartered Accountants

2014

- $50,000 – Dominic K.F. Chan & Co.  – Chartered Accountants

(2)

Audit - Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:

2015

- $5,000 – Dominic K.F. Chan & Co. – Chartered Accountants

2014

- $15,000 – Dominic K.F. Chan & Co. – Chartered Accountants

(3)

Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning:

2015

 - $0 – Dominic K.F. Chan & Co. – Chartered Accountants

2014

- $0 – Dominic K.F. Chan & Co. – Chartered Accountants

(4)

All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees:

2015 - $0 – Dominic K.F. Chan & Co. – Chartered Accountants

2014

- $0 – Dominic K.F. Chan & Co. – Chartered Accountants

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements – the following financial statements are included in this report:

The following financial statements, notes thereto, and the related independent registered public accounting firm’s report contained on page F-2 to F-7 to our financial statements are herein incorporated:

March 31, 2015 and March 31, 2014

Report of Independent Registered Public Accounting Firm

Balance Sheets – As of March 31, 2015 and March 31, 2014

Statements of Operations and Comprehensive Loss – For the Years ended March 31, 2015 and March 31, 2014

Statement of Changes in Stockholders' Equity (Deficit) – For the Years ended March 31, 2015 and March 31, 2014

Statements of Cash Flows – For the Years ended March 31, 2015 and March 31, 2014

Notes to Financial Statements – For the Years ended March 31, 2015 and March 31, 2014

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

Dated: June 25, 2015

By: /s/ Tan Lung Lai

Tan Lung Lai

Chief Executive Officer

Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Asia Travel Corporation

We have audited the accompanying consolidated balance sheets of Asia Travel Corporation and subsidiaries (the “Company”), as of March 31, 2015 and March 31, 2014 and the related consolidated  statements of operations and comprehensive income, changes’ in stockholders’ equity and cash flows, for the years ended March 31, 2015 and March 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over finance reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2015 and March 31, 2014 and the results of its operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. These conditions raise substantial doubt about its abilities to continue as going concern.  Management’s plans regarding those matters also are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong, June 25, 2015

F-2

ASIA TRAVEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2015	2014

ASSETS
Current assets:
Cash in bank	$ 254,321	$ 205,565
Other receivables	22,812	-
Total current assets	277,133	205,565

Non-current assets:
Related party receivables	35,458	369,067
Property, plant and equipment, net of accumulated depreciation	3,894,705	3,995,069
Total non-current assets	3,930,163	4,364,136

Total assets	$ 4,207,296	$ 4,569,701

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 100,948	$ 65,362
Current maturities of long-term debt	194,934	178,621
Related party payables	2,283,104	1,165,856
Total current liabilities	2,578,986	1,409,839

Non-current maturities of long-term debt	1,974,449	2,163,864

Total liabilities	$ 4,553,435	$ 3,573,703

Stockholders' (deficit) equity:
Preferred stock: par value $0.001 per share; 10,000,000 shares authorized, 20,000 shares issued and outstanding respectively	$ 20	$ 20

Common stock:
$0.001 par value, 990,000,000 shares authorized; 177,748,501 shares issued and outstanding, respectively	177,748	177,748
Capital in excess of par value	9,496,072	9,496,072
Retained deficit	(10,024,085)	(8,682,359)
Accumulated other comprehensive income	4,106	4,517
Total stockholders' (deficit) equity	(346,139)	995,998

Total liabilities and stockholders' equity	$ 4,207,296	$ 4,569,701

The accompanying notes are an integral part of these financial statements
F-3
ASIA TRAVEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended
	March 31,	March 31,
	2015	2014

Revenue	$ 817,680	$ 455,963
Cost of sales	513,837	283,581
Gross margin	303,843	172,382

EXPENSES
General and administrative	1,343,633	312,157
Depreciation	110,647	102,698
Total expenses	1,454,280	414,855

OPERATING LOSS	(1,150,437)	(242,473)

OTHER INCOME AND EXPENSES
Exchange gain	1,892	-
Interest income	73	111
Loan interest	(193,254)	(191,770)
Total other income and expenses	(191,289)	(191,659)

LOSS BEFORE INCOME TAXES	(1,341,726)	(434,132)
Provision for income taxes	-	-

NET LOSS	$ (1,341,726)	$ (434,132)

Comprehensive loss:
Foreign currency translation (loss) gain	(411)	4,589

Comprehensive loss	$ (1,342,137)	$ (429,543)

LOSS PER SHARE - basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - basic and diluted	$ 177,748,501	$ 136,738,036

The accompanying notes to the consolidated financial statements
F-4

ASIA TRAVEL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
							Accumulated
							Other
	Preferred Stock		Common Stock		Capital in Excess	Retained	Comprehensive
	Shares	Amount	Shares	Amount	of Par Value	Deficit	Income (Loss)	Total
Balance at March 31, 2013	20,000	$ 20	51,960,101	$ 51,960	$ 8,992,918	$ (8,248,227)	$ (72)	$ 796,599

Sale of common stock	-	-	125,788,400	125,788	503,154	-	-	628,942

Foreign currency translation adjustment	-	-	-	-	-	-	4,589	4,589

Net loss	-	-	-	-	-	(434,132)	-	(434,132)
Balance at March 31, 2014	20,000	20	177,748,501	177,748	9,496,072	(8,682,359)	4,517	995,998

Foreign currency translation adjustment	-	-	-	-	-	-	(411)	(411)

Net loss	-	-	-	-	-	(1,341,726)	-	(1,341,726)
Balance at March 31, 2015	20,000	$ 20	177,748,501	$ 177,748	$ 9,496,072	$ (10,024,085)	$ 4,106	$ (346,139)

The accompanying notes to the consolidated financial statements
F-5

ASIA TRAVEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	March 31,	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,341,726)	$ (434,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	110,647	102,698
Goodwill impairment	-	1,763
Changes in assets and liabilities
Increase in other receivables	(22,826)	(4,336)
Increase in account payables	76,035	22,237
(Decrease)/ increase in accrued expenses and other payables	(1,182,999)	1,195,594
Net cash (used by)/ provided by operating activities	(2,360,869)	883,824

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4,161,631)
Repayments to related parties	333,609	440,834
Net cash provided by/ (used by) investing activities	333,609	(3,720,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related party	2,257,639	12,735
Repayment of loan	(179,229)	-
Long-term debt	-	2,379,931
Proceeds from common stock sale	-	628,943
Net cash provided by financing activities	2,078,410	3,021,609

Net increase in cash and cash equivalents	51,150	184,636
Cash and cash equivalents, beginning of period	205,565	6,337

Effect of currency rate changes on cash	(2,394)	14,592

Cash and cash equivalents, end of period	$ 254,321	$ 205,565

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid from long-term debt	$ 193,254	$ 191,770
Taxes paid	$ -	$ -

Non cash investing and financing activities:	$ -	$ -

The accompanying notes to the consolidated financial statements
F-6

Asia Travel Corporation

Notes to Consolidated Financial Statements

March 31, 2015 and March 31, 2014

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

On November 25, 2012, Asia Travel (Hong Kong) entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement’) with Tengfei Investment. Under the Ownership Transfer Agreement, Tengfei Investment transfers to Asia Travel (Hong Kong) 100% of the ownership of Zhuhai Tengda Business Hotel Co., Ltd. (“Tengda Hotel”) for a total transfer price of RMB400,000 (approximately $64,192).

On November 29, 2012, the Bureau of Science and Technology Industry Trade and Information of Zhuhai City approved the ownership transfer of Tengda Hotel to Asia Travel (Hong Kong). On March 26, 2013, Guangdong Province Department of Foreign Trade and Economic Cooperation approved this ownership transfer.

Tengda Travel is a limited liability company formed under the laws of the People’s Republic of China on December 23, 2011. As of March 31, 2013, Tengda Travel had registered capital of RMB300,000, or approximately $47,662 based on the exchange rate as of March 31, 2013. Tengda Travel’s principal activity is to provide packaged tours, air ticketing, reservation of hotel rooms and golf courses and organize corporate conferences, exhibitions and show events for its customers.

Tengda Hotel, formerly named Zhuhai Meihua Hotel Co., Ltd., is a limited liability company formed under the laws of the People’s Republic of China on January 16, 2006. Tengda Hotel had registered capital of RMB500,000, or approximately $79,403 based on the exchange rate as of March 31, 2013. Tengda Hotel is a three-star hotel with 59 guest rooms, including 24 Standard Rooms, 24 Deluxe Rooms, 10 Business Rooms and 1 Luxury Suite, with many other amenities including fitness club, gym, business center, gift shop, meeting room , ballroom, game room, and a large parking lot.

Upon the completion of the said ownership transfer, Tengda Hotel became the wholly owned subsidiary of Asia Travel (Hong Kong).

On November 6, 2013, Tengda Hotel entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement’) with Zhou Hui Juan and Yu Li Ying. Under the Ownership Transfer Agreement, Zhou Hui Juan and Yu Li Ying transfers to Tengda Hotel 100% of the ownership of Tengfei Investment for a total transfer price of RMB5,000,000 (approximately $820,309).

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

The Company does not accrue United States income tax on unremitted earnings from foreign operations, as it is the Company’s intention to invest these earnings in the foreign operations indefinitely. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2015, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Management believes that Company’s cash and cash equivalents held by major banks located in the PRC are of high credit quality as of March 31, 2015.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the combined financial statements were as follows:

	2015	2014
Year end RMB : USD exchange rate	6.2005	6.2163
Year-average RMB : USD exchange rate	6.1952	6.1185

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

Note 2: Property, plant and equipment

Property, plant and equipment consisted of the following:

	For the year ended March 31, 2015	For the year ended March 31, 2014
Building	$ 2,957,744	$ 2,957,744
Leasehold improvements	1,138,407	1,138,407

Total property, plant and equipment	4,096,151	4,096,151
Less: exchange difference	11,899	1,616
Less: accumulated depreciation and amortization	(213,345)	(102,698)

Total property, plant and equipment, net	$ 3,894,705	$ 3,995,069

The depreciation expenses for the years ended December 31, 2015 and 2014 were $110,647 and $102,698, respectively.

Note 3: Long term debt

	For the year ended March 31, 2015	For the year ended March 31, 2014
Bank loan - wholly repayable in year 2024	$ 2,169,383	$ 2,342,485
Less: current maturities of long-term debt	(194,934)	(178,621)

Non-current maturities of long-term debt	$ 1,974,449	$ 2,163,864

Bank name	Interest rate	Term
Ping An Bank	Fixed annual rate of 8.52%	From April 24, 2013 to April 23, 2023

As of March 31, 2015 and 2014, the long term debt have maturity terms within 1 year. Interest expenses incurred on long term debt for the years ended March 31, 2015 and 2014 was $193,254 and $191,770, respectively.

Buildings with net book value of approximately $2,772,300 and $2,819,780 were used as collateral of bank borrowings as of March 31, 2015 and March 31, 2014, respectively.

Note 4: Capital Stock

Preferred Stock

The Company has 10,000,000 shares of authorized preferred stock at $0.001 par value. As of March 31, 2015 and March 31, 2014, the Company has 20,000 and 20,000 shares of preferred stock issued and outstanding, respectively.

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

As of March 31, 2015, the indebtedness of the Company to its shareholders and related entities with common owners and directors was $2,247,646 as follows: During the periods presented, the Company has receivables due from its shareholders. The loans are unsecured and bear no interest. These loans have no fixed payment terms.

Name of related party from whom loans were received	March 31, 2015	Relation
Mr. Tan Lun Lai	$ 35,458	Director of the Company
Mr. Guohua Li	$ (2,283,104)	Former owner of Tengfei
$ (2,247,646)

Name of related party from whom loans were received	March 31, 2014	Relation
Mr. Tan Lun Lai	$ 369,067	Director of the Company
Mr. Guohua Li	$ (1,165,856)	Former owner of Tengfei
$ (796,789)

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

On November 25, 2012, Asia Travel (Hong Kong) entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement”) with Tengfei Investment. Under the Ownership Transfer Agreement, Tengfei Investment transfers to Asia Travel (Hong Kong) 100% of the ownership of Tengda Hotel for a total transfer price of RMB400,000 (approximately $64,000). The total purchase price was allocated as follows:

Total purchase price:
Cash	$ 64,000

Allocated as follows:
Cash and cash equivalents	$ 25,850
Accounts receivable	2,130
Other receivable	400
Prepayment	1,472
Accounts payable and accrued expenses	(25,207)
Goodwill	59,355
$ 64,000
Less cash acquired	$ (25,850)
Cash, net of cash acquired	$ 38,150

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

Acquisition of Tengfei Investment

On November 6, 2013, Tengda Hotel entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement”) with Zhou Hui Juan and Yu Li Ying. Under the Ownership Transfer Agreement, Zhou Hui Juan and Yu Li Ying transfers to Tengda Hotel 100% of the ownership of Tengfei Investment for a total transfer price of RMB5,000,000 (approximately $820,309). The total purchase price was allocated as follows:

Total purchase price:
Cash	$ 820,309

Allocated as follows:
Cash and cash equivalents	$ 131
Other receivable	820,309
Others payable	(1,894)
Goodwill	1,763
$ 820,309
Less cash acquired	$ (131)
Cash, net of cash acquired	$ 820,178

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

Income tax expenses (benefit) consist of the following:

	For the year ended March 31, 2015	For the year ended March 31, 2014
Current	$ -	$ -
Deferred	-	-
Total	$ -	$ -

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740. The Company has recorded no deferred tax assets or liabilities as of March 31, 2015, and 2014.The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.

The Company has no tax positions at March 31, 2015 and March 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended March 31, 2015 and March 31, 2014, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at March 31, 2015 and March 31, 2014. Income tax periods 2012, 2013, and 2014 are open for examination by taxing authorities.

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

The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.  The Company has no stock options, warrants or other potentially dilutive instruments outstanding at March 31, 2015 and 2014.

	For the year ended March 31, 2015	For the year ended March 31, 2014
Numerator – basic and diluted
Net loss	$ (1,341,726)	$ (434,132)
Denominator
Basic	177,748,501	136,738,000
Conversion of preferred stock	20,000,000	20,000,000
Anti-dilutive effect of preferred stock	(20,000,000)	(20,000,000)
Weighted average number of common shares outstanding – basic and diluted	177,748,501	136,738,000

Loss per common share – basic and diluted	$ (0.00)	$ (0.00)

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

Note 10: Operating Lease

Tengda Hotel leased an 8-story-building for hotel services from Zhuhai City Xiangzhou District Meihua Street Office under a lease agreement dated November 1, 2010 for a ten-year term commencing November 1, 2010 to October 31, 2020. Future minimum payments under this operating lease as of March 31, 2015 as follows:

For the Twelve Months Ending March 31,	Operating leases
2016	109,667
2017	109,667
2018	113,429
2019	116,117
Thereafter	183,852
Total future minimum lease payments	$ 632,732

Total rental expense on the operating lease were $107,070 and $104,596 for the year ended March 31, 2015 and 2014, respectively.

Note 11: Segments Reporting

The Company operates in two segments: travel agency (which provides packaged tours, air ticketing, reservation of hotel rooms and golf courses and organize corporate conferences, exhibitions and show events for its customers and travel agency) and hotel services. There were no inter-segment sales for the year ended March 31, 2015 and 2014.

	Year ended March, 31	Net sales	Segment profit/ (loss) pre-tax	Total assets
Hotel Services	2015	385,587	(200,904)	3,949,206
Travel Agency	2015	432,093	475	176,857
Company	2015	-	(1,141,297)	81,233
Total		817,680	(1,341,726)	4,207,296

	Year ended March, 31	Net sales	Segment profit/ (loss) pre-tax	Total assets
Hotel Services	2014	251,888	(292,557)	4,100,011
Travel Agency	2014	204,075	1,379	99,750
Company	2014	-	(142,954)	369,940
Total		455,963	(434,132)	4,569,701

Note 12: Subsequent events

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our financial statements for the year ended March 31, 2015.