Form 10-Q
period 2015-06-30
Asia Travel Corp
filed 2015-08-14
CIK 1027235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 177,748,501 shares of common stock, par value $0.001, as of August 14, 2015.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ASIA TRAVEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	March 31,
	2015	2015

ASSETS
Current assets:
Cash in bank	$ 104,197	$ 254,321
Accounts receivables	66,644	22,812
Total current assets	170,841	277,133

Non-current assets:
Related party receivables	-	35,458
Property, plant and equipment, net of accumulated depreciation	3,868,146	3,894,705
Total non-current assets	3,868,146	3,930,163

Total assets	$ 4,038,987	$ 4,207,296

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	33,779	100,948
Current maturities of long-term debt	199,169	194,934
Related party payables	$ 2,685,644	$ 2,283,104
Total current liabilities	2,918,592	2,578,986

Non-current maturities of long-term debt	1,923,025	1,974,449

Total liabilities	$ 4,841,617	$ 4,553,435

Stockholders' deficit:
Preferred stock: par value $0.001 per share; 10,000,000 shares authorized, 20,000 shares issued and outstanding respectively	20	20

Common stock:
$0.001 par value, 990,000,000 shares authorized; 177,748,501 and 177,748,501 shares issued and outstanding, respectively	177,748	177,748
Capital in excess of par value	9,496,072	9,496,072
Accumulated deficit	(10,480,432)	(10,024,085)
Accumulated other comprehensive income	3,962	4,106
Total stockholders' deficit	(802,630)	(346,139)

Total liabilities and stockholders' deficit	$ 4,038,987	$ 4,207,296

See the accompanying notes to the unaudited condensed consolidated financial statements

ASIA TRAVEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

	For the three months ended
	June 30,	June 30,
	2015	2014

Revenue	$ 123,035	$ 141,131
Cost of sales	49,644	73,251
Gross margin	73,391	67,880

EXPENSES
General and administrative	457,785	160,100
Depreciation	27,634	27,501
Total expenses	485,419	187,601

OPERATING LOSS	(412,028)	(119,721)

OTHER INCOME AND EXPENSES
Interest income	16	16
Loan interest	(44,335)	(49,439)
Total other income and expenses	(44,319)	(49,423)

LOSS BEFORE INCOME TAXES	(456,347)	(169,144)
Provision for income taxes	-	-

NET LOSS	$ (456,347)	$ (169,144)

Comprehensive loss:
Foreign currency translation (loss)/ gain	(144)	966

Comprehensive loss	$ (456,491)	$ (168,178)

LOSS PER SHARE - basic and diluted	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - basic and diluted	$ 177,748,501	$ 177,748,501

See the accompanying notes to the unaudited condensed consolidated financial statements

ASIA TRAVEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the three months ended
	June 30,	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (456,347)	$ (169,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,634	27,501
Goodwill impairment	-	1,763
Changes in assets and liabilities
Decrease in accounts receivables	(11,575)	(931)
Increase in other receivables	(32,234)	-
(Decrease)/ increase in account payables	(66,029)	28,187
Decrease in accrued expenses and other payables	(1,140)	-
Decrease in accrued liabilities	-	(1,170,349)
Net cash used by operating activities	(539,691)	(1,282,973)

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	-	(4,211)
Advances to related parties	365,526	197,495
Net cash provided by investing activities	365,526	193,284

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related party	71,804	1,203,378
Repayment of long-term debt	(47,774)	(43,139)
Net cash provided by financing activities	24,030	1,160,239

Net (decrease)/ increase in cash and cash equivalents	(150,135)	70,550
Cash and cash equivalents, beginning of period	254,321	205,565

Effect of currency rate changes on cash	11	16,395

Cash and cash equivalents, end of period	$ 104,197	$ 292,510

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid from long-term debt	$ 44,335	$ 49,439.00
Taxes paid	$ -	$ -

Non cash investing and financing activities:	$ -	$ -

See the accompanying notes to the unaudited condensed consolidated financial statements

ASIA TRAVEL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIALT STATEMENT

JUNE 30, 2015

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the Form 10-K Current Report filed by the Company on June 26, 2015. The Company follows the same accounting policies in the preparation of interim reports.

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

On November 25, 2012, Asia Travel (Hong Kong) entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement’) with Tengfei Investment. Under the Ownership Transfer Agreement, Tengfei Investment transfers to Asia Travel (Hong Kong) 100% of the ownership of Zhuhai Tengda Business Hotel Co., Ltd. (“Tengda Hotel”) for a total transfer price of RMB 400,000 (approximately $64,192).

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

Foreign currency translation

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2015	June 30, 2014
Three months ended RMB : USD exchange rate	6.1988	6.2043
Three-months-average RMB : USD exchange rate	6.2015	6.2316

Income (loss) per common share

Basic and diluted net loss per common share is computed using the net loss applicable to common shareholders and the weighted average number of shares of common stock outstanding. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from conversion of preferred stocks are anti-dilutive for all periods presented. The fully diluted shares would be 177,748,501 and 177,748,501 for the three months ended June 30, 2015 and June 30, 2014, respectively.

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

 Income tax expenses (benefit) consist of the following:

For the three months ended June 30,
	2015	2014

Current	$ -	$ -
Deferred	-	-
Total	$ -	$ -

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740. The Company has recorded no deferred tax assets or liabilities as of June 30, 2015, and June 30, 2014. The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.

The Company has no tax positions at June 30, 2015, and June 30, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the three months ended June 30, 2015 and 2014, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at June 30, 2015 and June 30, 2014. Income tax periods 2012, 2013, and 2014 are open for examination by taxing authorities.

Note 3: Long term debt

	June 30, 2015	March 31, 2015
Bank loan - wholly repayable in year 2024	$ 2,122,194	$ 2,169,383
Less: current maturities of long-term debt	(199,169)	(194,934)

Non-current maturities of long-term debt	$ 1,923,025	$ 1,974,449

Bank name	Interest rate	Term
Ping An Bank	Fixed annual rate of 8.52%	From April 24, 2013 to April 23, 2023

Interest expenses incurred on long term debt for the quarter ended June 30, 2015 and 2014 were $44,335 and $49,439 respectively.

Buildings with net book value of approximately $2,759,391 and $2,772,300 were used as collateral of bank borrowings as at June 30, 2015 and March 31, 2015, respectively.

Note 4: Capital Stock

Preferred stock

The Company has 10,000,000 shares of authorized preferred stock at $0.001 par value. As of June 30, 2015 and March 31, 2015, the Company has 20,000 and 20,000 shares of preferred stock issued and outstanding, respectively.

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

Note 5: Pro Forma Statement

On November 22, 2012, Asia Travel’s wholly owned subsidiary Asia Travel (Hong Kong) entered into a Lease Management Agreement (“Lease Management Agreement”) with Tengfei Investment. Under the Lease Management Agreement, Tengfei Investment leased the managerial and operating rights of Tengda Travel, a wholly owned subsidiary of Tengfei Investment, to Asia Travel (Hong Kong).

On November 25, 2012, Asia Travel (Hong Kong) entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement’) with Tengfei Investment. Under the Ownership Transfer Agreement, Tengfei Investment transfers to Asia Travel (Hong Kong) 100% of the ownership of Tengda Hotel for a total transfer price of RMB 400,000 (approximately $64,000).

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

Note 6: Related Party Receivables

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

As of June 30, 2015 and March 31, 2015, the indebtedness of the Company to its shareholders and related entities with common owners and directors were as follows:

As of June 30, 2015, the Company has payables due to its shareholders of $2,685,644, and as of March 31, 2015, the Company has receivables due from its shareholders of $35,458. The loans are unsecured and bear no interest.  These loans have no fixed payment terms.

Note 7: Operating Risk

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

Note 8: Operating Lease

The Company's commitments as of June 30, 2015 did not materially change from the amounts set forth in the Company's 2015 Annual Report on Form 10-K.

Total rental expense on the operating lease amounted to $11,858 and $25,675 for three months ended June 30, 2015 and 2014.

Note 9: Segments Reporting

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

There were no inter-segment sales for the three months ended June 30, 2015 and 2014.

	Three months ended June 30	Net sales	Operating income (loss)
Hotel services	2015	67,952	(49,692)
	2014	61,941	(57,411)

Travel agency	2015	55,083	(2,427)
	2014	79,190	(690)

Corporate	2015	-	(404,228)
	2014	-	(111,043)

Total	2015	123,035	(456,347)
	2014	141,131	(169,144)

Note 10: Subsequent Event

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

On November 25, 2012, Asia Travel (Hong Kong) entered into an Ownership Transfer Agreement (“Ownership Transfer Agreement’) with Tengfei Investment. Under the Ownership Transfer Agreement, Tengfei Investment transfers to Asia Travel (Hong Kong) 100% of the ownership of Zhuhai Tengda Business Hotel Co., Ltd. (“Tengda Hotel”) for a total transfer price of RMB 400,000 (approximately $64,192).

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

In the three months ended June 30, 2015, revenue from our Tengda Hotel, Tengfei Investment and Tengda Travel represented 27.43%, 27.80% and 44.77% of our revenue, respectively. We do not have any operations other than acting as a holding entity during the nine months ended June 30, 2015.

Results of Operations and Business Outlook

Net sales decreased by $18,096 or 12.82% to $123,035 for the three months ended June 30, 2015 from $141,131 for the three months ended June 30, 2014. For the three months ended June 30, 2015, $33,749 was generated from the Tengda Hotel, $34,203 was generated from the Tengfei Investment and $55,083 was generated from Tengda Travel. For the three months ended June 30, 2014, $35,370 was generated from the Tengda Hotel, $26,571 was generated from the Tengfei Investment and $79,190 was generated from Tengda Travel.

Cost of goods sold decreased by $23,607 or 32.22% to $49,644 for the three months ended June 30, 2015 from $73,251 for the three months ended June 30, 2014. The decrease was due to the decrease in volume of sales.  Gross profit margin in percentage for the three months ended June 30, 2015 and 2014 was 59.7% and 48.1% respectively. Significant portions of our operating costs are from Tengda Travel, which are fixed costs. Our operating expenses increased by $297,818 or 158.75% to $485,419 for the three months ended June 30, 2015 from $187,601 for the three months ended June 30, 2014. The increase in operating expenses is mainly due to the loan interest from Tengfei Investment and advertising and promotion cost from corporate. Our operating expenses consist of general and administrative and selling expenses.

Net loss increased by $287,203 or 169.80% to $456,347 for the three months ended June 30, 2015 from $169,144 for the three months ended June 30, 2014. Among this amount, net loss of $5,125 was generated from the Tengda Hotel, net loss of $44,567 was generated from the Tengfei Investment and net loss of $2,427 from Tengda Travel for the three months ended June 30, 2015, and Corporate loss of $404,228. Net loss of $1,440 was generated from the Tengda Hotel, net loss of  $55,972 was generated from the Tengfei Investment and net loss of $689 from Tengda Travel for the three months ended June 30, 2014, and Corporate loss of $111,043. The increase in net loss is mainly due to an increase in operating expenses related to advertising and promotion.

Liquidity and capital resources

We financed our operations and expansion from cash flow from operations and contribution from our shareholders. The table below sets forth certain items on our balance sheet reflecting the changes to our financial condition as of June 30, 2015 from our financial condition as of March 31, 2015.

	As of June 30 2015	As of March 31 2015	Change
Current assets	170,841	277,133	(38.35%)
Non-current assets	3,868,146	3,930,163	(1.58%)
Current liabilities	2,918,592	2,578,986	13.17%
Non-current liabilities	1,923,025	1,974,449	(2.60%)

Current assets were $170,841 as of June 30, 2015, a decrease of 38.35% from $277,133 as of March 31, 2015. The decrease was primarily from the cash received dropped from their hotel revenue during three months ended June 30, 2015.

Current liabilities were $2,918,592 as of June 30, 2015, an increase of 13.17% from $2,578,986 as of March 31, 2015. The increase was primarily from the increase in related party payable during three months ended June 30, 2015.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements included in our 2013 Annual Report on Form 10-K for the year ended March 31, 2014, as filed with the U.S. Securities and Exchange Commission (“SEC”) on July 11, 2014.  During the three months ended June 30, 2015 the Company did not change any of its critical accounting policies or estimates.

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

During the three months ended June 30, 2015 we have not purchased any equity securities.

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

Dated: August 14, 2015

By: /s/ Tan Lung Lai

       Tan Lung Lai

Chief Executive Officer

Chief Financial Officer