Form 10-Q
period 2015-09-30
Asia Travel Corp
filed 2015-11-17
CIK 1027235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 177,748,501 shares of common stock, par value $0.001, as of November 14, 2015.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ASIA TRAVEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	March 31,
	2015	2015

ASSETS
Current assets:
Cash in bank	$ 96,120	$ 254,321
Accounts receivables	65,157	22,812
Total current assets	161,277	277,133

Non-current assets:
Related party receivables	-	35,458
Property, plant and equipment, net of accumulated depreciation	3,745,257	3,894,705
Total non-current assets	3,745,257	3,930,163

Total assets	$ 3,906,534	$ 4,207,296

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 26,277	$ 100,948
Current maturities of long-term debt	198,394	194,934
Related party payables	3,577,397	2,283,104
Total current liabilities	3,802,068	2,578,986

Non-current maturities of long-term debt	1,822,473	1,974,449

Total liabilities	$ 5,624,541	$ 4,553,435

Stockholders' deficit:
Preferred stock: par value $0.001 per share; 10,000,000 shares authorized, 20,000 shares issued and outstanding respectively	$ 20	$ 20

Common stock:
$0.001 par value, 990,000,000 shares authorized; 177,748,501 and 177,748,501 shares issued and outstanding, respectively	177,748	177,748
Capital in excess of par value	9,496,072	9,496,072
Accumulated deficit	(11,407,980)	(10,024,085)
Accumulated other comprehensive income	16,133	4,106
Total stockholders' deficit	(1,718,007)	(346,139)

Total liabilities and stockholders' deficit	$ 3,906,534	$ 4,207,296

See the accompanying notes to the unaudited condensed consolidated financial statements

ASIA TRAVEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

	For the three months ended		For the six months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenue	$ 141,285	$ 144,736	$ 264,320	$ 285,867
Cost of sales	67,249	55,498	116,893	128,749
Gross margin	74,036	89,238	147,427	157,118

EXPENSES
General and administrative	934,741	197,578	1,392,526	357,678
Depreciation	27,185	27,797	54,819	55,298
Total expenses	961,926	225,375	1,447,345	412,976

OPERATING LOSS	(887,890)	(136,137)	(1,299,918)	(255,858)

OTHER INCOME AND EXPENSES
Interest income	12	21	28	37
Loan interest	(39,670)	(49,130)	(84,005)	(98,569)
Total other income and expenses	(39,658)	(49,109)	(83,977)	(98,532)

LOSS BEFORE INCOME TAXES	(927,548)	(185,246)	(1,383,895)	(354,390)
Provision for income taxes	-	-	-	-

NET LOSS	$ (927,548)	$ (185,246)	$ (1,383,895)	$ (354,390)

Comprehensive loss:
Foreign currency translation gain	11,883	5,899	12,027	6,865

Comprehensive loss	$ (915,665)	$ (179,347)	$ (1,371,868)	$ (347,525)

LOSS PER SHARE - basic and diluted	$ 0.01	$ (0.00)	$ 0.01	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - basic and diluted	177,748,501	177,748,501	177,748,501	177,748,501

See the accompanying notes to the unaudited condensed consolidated financial statements

ASIA TRAVEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the six months ended
	September 30,	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,383,895)	$ (354,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54,819	55,298
Changes in assets and liabilities
Increase in accounts receivables	(43,454)	(12,095)
Decrease in account payables	(72,361)	(12,079)
Decrease in accrued expenses and other payables	(1,036)	-
Decrease in accrued liabilities	-	(1,174,212)
Net cash used in operating activities	(1,445,927)	(1,497,478)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments to related parties	137,473	280,360
Net cash provided by investing activities	137,473	280,360

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related party	1,250,531	1,275,172
Repayment of long-term debt	(96,895)	(87,674)
Net cash provided by financing activities	1,153,636	1,187,498

Net decrease in cash and cash equivalents	(154,818)	(29,620)
Cash and cash equivalents, beginning of period	254,321	205,565

Effect of currency rate changes on cash	(3,383)	1,937

Cash and cash equivalents, end of period	$ 96,120	$ 177,882

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid for long-term debt	$ 84,005	$ 98,569
Taxes paid	$ -	$ -

Non cash investing and financing activities:	$ -	$ -

See the accompanying notes to the unaudited condensed consolidated financial statements

ASIA TRAVEL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIALT STATEMENT

SEPTEMBER 30, 2015

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

Foreign currency translation

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2015	September 30, 2014
Six months ended RMB : USD exchange rate	6.3564	6.1981
Six-months-average RMB : USD exchange rate	6.2523	6.1382

Income (loss) per common share

Basic and diluted net loss per common share is computed using the net loss applicable to common shareholders and the weighted average number of shares of common stock outstanding. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from conversion of preferred stocks are anti-dilutive for all periods presented. The fully diluted shares would be 177,748,501 and 177,748,501 for the six months ended September 30, 2015 and September 30, 2014, respectively.

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

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740. The Company has recorded no deferred tax assets or liabilities as of September 30, 2015, and September 30, 2014. The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.

The Company has no tax positions at September 30, 2015, and September 30, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the six months ended September 30, 2015 and 2014, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at September 30, 2015 and September 30, 2014. Income tax periods 2012, 2013, and 2014 are open for examination by taxing authorities.

Note 3: Long term debt

	September 30, 2015	March 31, 2015
Bank loan - wholly repayable in year 2024	$ 2,020,867	$ 2,169,383
Less: current maturities of long-term debt	(198,394)	(194,934)

Non-current maturities of long-term debt	$ 1,822,473	$ 1,974,449

Bank name	Interest rate	Term
Ping An Bank	Fixed annual rate of 8.52%	From April 24, 2013 to April 23, 2023

Interest expenses incurred on long term debt for the six months ended September 30, 2015 and 2014 were $84,005 and $98,569 respectively.

Buildings with net book value of approximately $2,677,628 and $2,772,300 were used as collateral of bank borrowings as at September 30, 2015 and March 31, 2015, respectively.

Note 4: Capital Stock

Preferred stock

The Company has 10,000,000 shares of authorized preferred stock at $0.001 par value. As of September 30, 2015 and March 31, 2015, the Company has 20,000 and 20,000 shares of preferred stock issued and outstanding, respectively.

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

Note 6: Related Party Payables/ (Receivables)

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

As of September 30, 2015 and March 31, 2015, the indebtedness of the Company to its shareholders and related entities with common owners and directors were as follows:

As of September 30, 2015, the Company has payables due to its shareholders of $3,577,397, and as of March 31, 2015, the Company has receivables due from its shareholders of $35,458. The loans are unsecured and bear no interest.  These loans have no fixed payment terms.

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

Note 8: Operating Lease

The Company's commitments as of September 30, 2015 did not materially change from the amounts set forth in the Company's 2015 Annual Report on Form 10-K.

Total rental expense on the operating lease amounted to $15,000 and $52,675 for six months ended September 30, 2015 and 2014.

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

There were no inter-segment sales for the six months ended September 30, 2015 and 2014.

	Six months ended September 30	Net sales	Operating income (loss)
Hotel services	2015	133,833	(91,659)
	2014	146,580	(114,190)

Travel agency	2015	130,487	(2,598)
	2014	139,287	895

Corporate	2015	-	(1,289,638)
	2014	-	(241,095)

Total	2015	264,320	(1,383,895)
	2014	285,867	(354,390)

Note 10: Commitments and Contingencies

Litigation

In August 2015, the Company received the summons and complaint filed by Allison Carr (“Plaintiff”) in the Judicial District Court for Salt Lake County, State of Utah.  The Company was named as one of the defendants by the Plaintiff. The Plaintiff is the ex-wife of Curtis S. Olsen, a former officer of the Company.  The Plaintiff claimed that Curtis Olsen and Kip Eardley, another former officer of the Company, wrongfully transferred the shares of the Company held by Curtis Olsen.  The Plaintiff claimed that the shares in question were transferred to an entity controlled by Kip Eardley below the fair value.  The Plaintiff alleged that Curtis Olsen and Kip Eardley transferred the shares with intent to hide the assets from the Plaintiff amid the divorce proceedings. The Company has engaged a Utah counsel to represent us in the lawsuit.

Note 11: Subsequent Event

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

In the six months ended September 30, 2015, revenue from our Tengda Hotel, Tengfei Investment and Tengda Travel represented 25.66%, 24.97% and 49.37% of our revenue, respectively. We do not have any operations other than acting as a holding entity during the six months ended September 30, 2015.

Results of Operations and Business Outlook

Net sales decreased by $3,451 or 2.38% to $141,285 for the three months ended September 30, 2015 from $144,736 for the three months ended September 30, 2014, and $21,547 or 7.54% to $264,320 for the six months ended September 30, 2015 from $285,867 for the six months ended September 30, 2014. Among this amount, $65,881 was generated from hotel service and $75,404 was generated from travel agency for the three months ended September 30, 2015, and $133,833 was generated from hotel service and $130,487 was generated from travel agency for the six months ended September 30, 2015. $85,065 was generated from hotel service and $59,671 was generated from travel agency for the three months ended September 30, 2014, and $146,580 was generated from hotel service and $139,287 was generated from travel agency for the six months ended September 30, 2014.

Cost of goods sold increased by $11,751 or 21.17% to $67,249 for the three months ended September 30, 2015 from $55,498 for the three months ended September 30, 2014, and $11,856 or 9.20% to $116,893 for the six months ended September 30, 2015 from $128,749 for the six months ended September 30, 2014. The increase was due to the increase in volume of sales.  Gross profit margin in percentage for the three months ended September 30, 2015 and 2014 was 52.4% and 61.7% respectively, and for the six months ended September 30, 2015 and 2014 was 55.8% and 55.0% respectively. Our operating expenses increased by $736,551 or 326.81% to $961,926 for the three months ended September 30, 2015 from $225,375 for the three months ended September 30, 2014, and $1,034,369 or 250.47% to $1,447,345 for the six months ended September 30, 2015 from $412,976 for the six months ended September 30, 2014. The increase in operating expenses is mainly due to the loan interest from Tengfei Investment and advertising and promotion cost from corporate. Our operating expenses consist of general and administrative and selling expenses.

Net loss increased by $742,302 or 400.71% to $927,548 for the three months ended September 30, 2015 from $185,246 for the three months ended September 30, 2014, and $1,029,505 or 290.50% to $1,383,895 for the six months ended September 30, 2015 from $354,390 for the six months ended September 30, 2014.  Among this amount, net loss of $41,967 was generated from hotel services, net loss of $171 was generated from the travel agency for the three months ended September 30, 2015, and Corporate loss of $885,410. For the six months ended September 30, 2015, net loss of $91,659 was generated from hotel services and net loss of $2,598 from travel agency, and Corporate loss of $1,289,638. Net loss of $56,470 was generated from hotel services, and net income of $1,276 was generated from the travel agency for the three months ended September 30, 2014, and Corporate loss of $130,052. For the six months ended September 30, 2014, net loss of $114,190 was generated from hotel services and net income of $895 from travel agency, and Corporate loss of $241,095.The increase in net loss is mainly due to an increase in operating expenses related to advertising and promotion.

Liquidity and capital resources

We financed our operations and expansion from cash flow from operations and contribution from our shareholders. The table below sets forth certain items on our balance sheet reflecting the changes to our financial condition as of September30, 2015 from our financial condition as of March 31, 2015.

	As of September 30 2015	As of March 31 2015	Change
Current assets	161,277	277,133	(41.81%)
Non-current assets	3,745,257	3,930,163	(4.70%)
Current liabilities	3,802,068	2,578,986	47.42%
Non-current liabilities	1,822,473	1,974,449	(7.70%)

Current assets were $161,277 as of September 30, 2015, a decrease of 41.81% from $277,133 as of March 31, 2015. The decrease was primarily from the cash received dropped from their hotel revenue during six months ended September 30, 2015.

Current liabilities were $3,802,068 as of September 30, 2015, an increase of 47.42% from $2,578,986 as of March 31, 2015. The increase was primarily from the increase in related party payable during six months ended September 30, 2015.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements included in our 2014 Annual Report on Form 10-K for the year ended March 31, 2015, as filed with the U.S. Securities and Exchange Commission (“SEC”) on June 26, 2015.  During the six months ended September 30, 2015 the Company did not change any of its critical accounting policies or estimates.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In August 2015, we received the summons and complaint filed by Allison Carr (“Plaintiff”) in the Judicial District Court for Salt Lake County, State of Utah.  We were named as one of the defendants by the Plaintiff. The Plaintiff is the ex-wife of Curtis S. Olsen, a former officer of the Company.  The Plaintiff claimed that Curtis Olsen and Kip Eardley, another former officer of the Company, wrongfully transferred the shares of the Company held by Curtis Olsen.  The Plaintiff claimed that the shares in question were transferred to an entity controlled by Kip Eardley below the fair value.  The Plaintiff alleged that Curtis Olsen and Kip Eardley transferred the shares with intent to hide the assets from the Plaintiff amid the divorce proceedings. We have engaged a Utah counsel to represent us in the lawsuit.

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

During the six months ended September 30, 2015 we have not purchased any equity securities.

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

Dated: November 17, 2015

By: /s/ Tan Lung Lai

       Tan Lung Lai

Chief Executive Officer

Chief Financial Officer