Form 10-Q
period 2015-12-31
Asia Travel Corp
filed 2016-02-12
CIK 1027235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 177,748,501 shares of common stock, par value $0.001, as of February 12, 2016.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of December 31, 2015 (unaudited) and March 31, 2015	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended December 31, 2015 and 2014 (unaudited) and Nine Months Ended December 31, 2015 and 2014 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2015 and 2014 (unaudited)	5
	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	15

Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 6.	Exhibits	17

SIGNATURES		18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ASIA TRAVEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	December 31,	March 31,
	2015	2015

ASSETS
Current assets:
Cash in bank	$ 121,822	$ 254,321
Accounts receivables	67,847	22,812
Total current assets	189,669	277,133

Non-current assets:
Related party receivables	-	35,458
Property, plant and equipment, net of accumulated depreciation	3,638,849	3,894,705
Total non-current assets	3,638,849	3,930,163

Total assets	$ 3,828,518	$ 4,207,296

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 4,179	$ 100,948
Current maturities of long-term debt	238,342	194,934
Related party payables	4,094,637	2,283,104
Total current liabilities	4,337,158	2,578,986

Non-current maturities of long-term debt	1,232,759	1,974,449

Total liabilities	$ 5,569,917	$ 4,553,435

Stockholders' deficit:
Preferred stock: par value $0.001 per share; 10,000,000 shares authorized, 20,000 shares issued and outstanding respectively	$ 20	$ 20

Common stock:
$0.001 par value, 990,000,000 shares authorized; 177,748,501 and 177,748,501 shares issued and outstanding, respectively	177,748	177,748
Capital in excess of par value	9,496,072	9,496,072
Accumulated deficit	(11,442,643)	(10,024,085)
Accumulated other comprehensive income	27,404	4,106
Total stockholders' deficit	(1,741,399)	(346,139)

Total liabilities and stockholders' deficit	$ 3,828,518	$ 4,207,296

See the accompanying notes to the unaudited condensed consolidated financial statements

ASIA TRAVEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

	For the three months ended		For the nine months ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014

Revenue	$ 125,260	$ 312,179	$ 389,580	$ 598,046
Cost of sales	48,968	178,886	165,861	307,635
Gross margin	76,292	133,293	223,719	290,411

EXPENSES
General and administrative	49,035	595,314	1,441,561	952,992
Depreciation	26,808	27,871	81,627	83,169
Total expenses	75,843	623,185	1,523,188	1,036,161

OPERATING PROFIT / (LOSS)	449	(488,892)	(1,299,469)	(745,750)

OTHER INCOME AND EXPENSES
Interest income	17	23	45	60
Loan interest	(35,129)	(48,219)	(119,134)	(146,788)
Total other income and expenses	(35,112)	(48,196)	(119,089)	(146,728)

LOSS BEFORE INCOME TAXES	(34,663)	(538,088)	(1,418,558)	(892,478)
Provision for income taxes	-	-	-	-

NET LOSS	$ (34,663)	$ (538,088)	$ (1,418,558)	$ (892,478)

Comprehensive loss:
Foreign currency translation gain	11,271	8,571	23,298	1,667

Comprehensive loss	$ (23,392)	$ (529,517)	$ (1,395,260)	$ (890,811)

LOSS PER SHARE - basic and diluted	$ (0.00)	$ -	$ (0.00)	$ -

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - basic and diluted	177,748,501	177,748,501	177,748,501	177,748,501

See the accompanying notes to the unaudited condensed consolidated financial statements

ASIA TRAVEL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the nine months ended
	December 31,	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,418,558)	$ (892,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	81,627	83,169
Changes in assets and liabilities
Increase in accounts receivables	(47,198)	(60,659)
Increase in deposit	-	(6,668)
(Decrease) / Increase in account payables	(93,216)	64,217
Decrease in accrued expenses and other payables	(1,854)	-
Decrease in accrued liabilities	-	(1,184,628)
Net cash used in operating activities	(1,479,199)	(1,997,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments to related parties	721,925	794,499
Net cash provided by investing activities	721,925	794,499

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from related party	1,250,531	1,334,830
Repayment of long-term debt	(618,604)	(133,281)
Net cash provided by financing activities	631,927	1,201,549

Net decrease in cash and cash equivalents	(125,347)	(999)
Cash and cash equivalents, beginning of period	254,321	205,565

Effect of currency rate changes on cash	(7,152)	533

Cash and cash equivalents, end of period	$ 121,822	$ 205,099

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid for long-term debt	$ 119,134	$ 146,788
Taxes paid	$ -	$ -

Non cash investing and financing activities:	$ -	$ -

See the accompanying notes to the unaudited condensed consolidated financial statements

ASIA TRAVEL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIALT STATEMENT

December 31, 2015

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

Foreign currency translation

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2015	December 31, 2014
Nine months ended RMB : USD exchange rate	6.4952	6.2055
Nine-months-average RMB : USD exchange rate	6.2984	6.1815

Income (loss) per common share

Basic and diluted net loss per common share is computed using the net loss applicable to common shareholders and the weighted average number of shares of common stock outstanding. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from conversion of preferred stocks are anti-dilutive for all periods presented. The fully diluted shares would be 177,748,501 and 177,748,501 for the nine months ended December 31, 2015 and December 31, 2014, respectively.

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

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740. The Company has recorded no deferred tax assets or liabilities as of December 31, 2015, and December 31, 2014. The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.

The Company has no tax positions at December 31, 2015, and December 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the nine months ended December 31, 2015 and 2014, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2015 and December 31, 2014. Income tax periods 2012, 2013, and 2014 are open for examination by taxing authorities.

Note 3: Long term debt

	December 31, 2015	March 31, 2015
Bank loan - wholly repayable in year 2024	$ 1,471,101	$ 2,169,383
Less: current maturities of long-term debt	(238,342)	(194,934)

Non-current maturities of long-term debt	$ 1,232,759	$ 1,974,449

Bank name	Interest rate	Term
Ping An Bank	Fixed annual rate of 8.52%	From April 24, 2013 to April 23, 2023

Interest expenses incurred on long term debt for the nine months ended December 31, 2015 and 2014 were $119,134 and $146,788 respectively.

Buildings with net book value of approximately $2,607,369 and $2,772,300 were used as collateral of bank borrowings as at December 31, 2015 and March 31, 2015, respectively.

Note 4: Capital Stock

Preferred stock

The Company has 10,000,000 shares of authorized preferred stock at $0.001 par value. As of December 31, 2015 and March 31, 2015, the Company has 20,000 and 20,000 shares of preferred stock issued and outstanding, respectively.

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

(2)

The historical information of Tengda Hotel and Tengda Travel were derived from the books and the records of Tendga Hotel and Tengda Travel for the nine months ended December 31, 2012.

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

As of December 31, 2015 and March 31, 2015, the indebtedness of the Company to its shareholders and related entities with common owners and directors were as follows:

As of December 31, 2015, the Company has payables due to its shareholders of $4,094,637, and as of March 31, 2015, the Company has receivables due from its shareholders of $35,458. The loans are unsecured and bear no interest.  These loans have no fixed payment terms.

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

Note 8: Operating Lease

The Company's commitments as of December 31, 2015 did not materially change from the amounts set forth in the Company's 2015 Annual Report on Form 10-K.

Total rental expense on the operating lease amounted to $18,097 and $79,498 for nine months ended December 31, 2015 and 2014.

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

There were no inter-segment sales for the nine months ended December 31, 2015 and 2014.

	Nine months ended December 31	Net sales	Operating income (loss)
Hotel services	2015	200,370	(128,302)
	2014	270,932	(150,875)

Travel agency	2015	189,210	(618)
	2014	327,114	1,299

Corporate	2015	-	(1,289,638)
	2014	-	(742,902)

Total	2015	389,580	(1,418,558)
	2014	598,046	(892,478)

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

In the nine months ended December 31, 2015, revenue from our Tengda Hotel, Tengfei Investment and Tengda Travel represented 28.62%, 22.81% and 48.57% of our revenue, respectively. We do not have any operations other than acting as a holding entity during the nine months ended December 31, 2015.

Results of Operations and Business Outlook

Net sales decreased by $186,919 or 59.88% to $125,260 for the three months ended December 31, 2015 from $312,179 for the three months ended December 31, 2014, and $208,466 or 34.86% to $389,580 for the nine months ended December 31, 2015 from $598,046 for the nine months ended December 31, 2014. Among this amount, $66,537 was generated from hotel service and $58,723 was generated from travel agency for the three months ended December 31, 2015, and $200,370 was generated from hotel service and $189,210 was generated from travel agency for the nine months ended December 31, 2015. $84,794 was generated from hotel service and $227,385 was generated from travel agency for the three months ended December 31, 2014, and $270,932 was generated from hotel service and $327,114 was generated from travel agency for the nine months ended December 31, 2014.

Cost of goods sold decreased by $129,918 or 72.63% to $48,968 for the three months ended December 31, 2015 from $178,886 for the three months ended December 31, 2014, and $141,774 or 46.09% to $165,861 for the nine months ended December 31, 2015 from $307,635 for the nine months ended December 31, 2014. The decrease was due to the decrease in volume of sales.  Gross profit margin in percentage for the three months ended December 31, 2015 and 2014 was 63.30% and 42.70% respectively, and for the nine months ended December 31, 2015 and 2014 was 57.43% and 48.56% respectively. Our operating expenses decreased by $545,710 or 87.80% to $75,843 for the three months ended December 31, 2015 from $623,185 for the three months ended December 31, 2014, and increased by $487,027 or 47.00% to $1,523,188 for the nine months ended December 31, 2015 from $1,036,161 for the nine months ended December 31, 2014. The decrease in operating expenses for the three months ended December 31, 2015 is mainly due to a decrease in advertising and promotion cost from corporate. The increase in operating expenses for the nine months ended December 31, 2015 is mainly due to the loan interest from Tengfei Investment and advertising and promotion cost from corporate. Our operating expenses consist of general and administrative and selling expenses.

Net loss decreased by $503,425 or 93.56% to $34,663 for the three months ended December 31, 2015 from $538,088 for the three months ended December 31, 2014, and increased by $526,080 or 58.95% to $1,418,558 for the nine months ended December 31, 2015 from $892,478 for the nine months ended December 31, 2014.  Among this amount, net loss of $36,643 was generated from hotel services and net income of $1,980 was generated from the travel agency for the three months ended December 31, 2015. For the nine months ended

December 31, 2015, net loss of $128,302 was generated from hotel services and net loss of $618 from travel agency, and Corporate loss of $1,289,638. Net loss of $36,685 was generated from hotel services, and net income of $404 was generated from the travel agency for the three months ended December 31, 2014, and Corporate loss of $501,807. For the nine months ended December 31, 2014, net loss of $150,875 was generated from hotel services and net income of $1,299 from travel agency, and Corporate loss of $742,902. The decrease in net loss for the three months ended December 31, 2015 is mainly due to a decrease in operating expenses related to advertising and promotion. The increase in net loss for the nine months ended December 31, 2015 is mainly due to an increase in operating expenses related to advertising and promotion.

Liquidity and capital resources

We financed our operations and expansion from cash flow from operations and contribution from our shareholders. The table below sets forth certain items on our balance sheet reflecting the changes to our financial condition as of December 31, 2015 from our financial condition as of March 31, 2015.

	As of December 31 2015	As of March 31 2015	Change
Current assets	189,669	277,133	(31.56%)
Non-current assets	3,638,849	3,930,163	(7.41%)
Current liabilities	4,337,158	2,578,986	68.17%
Non-current liabilities	1,232,759	1,974,449	(37.56%)

Current assets were $189,669 as of December 31, 2015, a decrease of 31.56% from $277,133 as of March 31, 2015. The decrease was primarily from the cash received dropped from their hotel revenue during nine months ended December 31, 2015.

Current liabilities were $4,337,158 as of December 31, 2015, an increase of 68.17% from $2,578,986 as of March 31, 2015. The increase was primarily from the increase in related party payable during nine months ended December 31, 2015.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements included in our 2014 Annual Report on Form 10-K for the year ended March 31, 2015, as filed with the U.S. Securities and Exchange Commission (“SEC”) on June 26, 2015.  During the nine months ended December 31, 2015 the Company did not change any of its critical accounting policies or estimates.

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

During the nine months ended December 31, 2015 we have not purchased any equity securities.

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

Dated: February 12, 2016

By: /s/ Tan Lung Lai

       Tan Lung Lai

Chief Executive Officer

Chief Financial Officer