Form 10-K
period 2016-03-31
Asia Travel Corp
filed 2016-07-05
CIK 1027235

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended March 31, 2016

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

ASIA TRAVEL CORPORATION

(Name of Registrant as specified in its charter)

Nevada	000-21909	86-0779928
(State or other jurisdiction of	(Commission File Number)	(IRS Employer ID No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).    Yes [ ] No [x]

As of July 4, 2016, the Registrant had177,748,501 shares of common stock and 20,000 shares of preferred stock issued and outstanding.

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

On September 21, 2015, Tengfei entered into an agreement with Zhengshun property to sell Rooms 1401-1415 of Block 4, Qing Hua Shi Er Jun, 8 Cui Fu Lu, Xiang Zhou District, Zhuhai, Guangdong Province, China and got a gain on disposal of $176,447.

Tengda Hotel leased an 8-story-building for hotel services from Zhuhai City Xiangzhou District Meihua Street Office under a lease agreement dated November 1, 2010 for a ten-year term commencing November 1, 2010 to October 31, 2020. The rental expenses were $106,936 for the fiscal year ended March 31, 2016 as compared to $107,070 for the fiscal year ended March 31, 2015.

Environmental Laws

Our business operations are not subject to environmental laws.

Employees

As of March 31, 2016, Tengda Hotel has 21 employees, 9 of whom had entered into official employment agreements with Tengda Hotel. Tengfei has 17 employees, 1 of whom had entered into official employment agreements with Tengfei. Tengda Travel has 10 employees, but no one had entered into official employment agreements with Tengda Travel.

Sales and Marketing

Tengda Hotel and Tengfei conducts direct sales and marketing. Tengda Travel uses both the direct sale and agency sale. Tengda Travel has sales agents who are compensated with the commissions of the sales they make for Tengda Travel.

Management

Tan Lung Lai, President, Treasurer, Director, CEO and CFO of Asia Travel, Malaysian, age 39. He is an Executive Director of Estancia Holding Sdn Bhd. He was appointed to the Board and as Chief Executive Officer, Chief Financial Officer, Director, President, and Treasurer of Realgold in 2011. Mr. Tan has competencies in overseeing the total business management with expertise in identifying, pursuing and developing new projects and market position. With more than 10 years experience, he has successfully managed international trade business such as the exports and imports of electronic components and computer hardware such as RAM, IC chip and etc. He has also worked in hospitality industry at Genesis Jewel Hotel in Melaka, a vibrant tourist destination. He also explored the gold mining industry and acquired a land with rich mineral reservoir from Dataran Mineral Sdn Bhd in Kelantan.

Tan Po Hwa, director and secretary of Asia Travel, Malaysian, age 34, graduated from Sekolah Menengah_Seri Kota in 2000. He also received a Certificate from Malaysian Insurance Institute in 2001. From 2001 to 2011, he served as an insurance representative at American International Assurance (AIA). His responsibilities included calling policy holders to explain the terms and conditions of the policies, calculating premium, customizing the insurance programs, selling various insurance products, developing and maintaining new accounts, and collecting information when claims are made.

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

On September 21, 2015, Tengfei entered into an agreement with Zhengshun property to sell Rooms 1401-1415 of Block 4, Qing Hua Shi Er Jun, 8 Cui Fu Lu, Xiang Zhou District, Zhuhai, Guangdong Province, China and got a gain on disposal of $176,447.

We leased an 8-story-building for hotel services from Zhuhai City Xiangzhou District Meihua Street Office under a lease agreement dated November 1, 2010 for a ten-year term commencing November 1, 2010 to October 31, 2020. The rental expenses were $106,936 for the fiscal year ended March 31, 2016 as compared to $107,070 for the fiscal year ended March 31, 2015.

We believe that our existing facilities are well maintained, in good operating condition and sufficient to support growth of the business. As we continue to analyze our business we will re-evaluate our facility needs which could include relocation.

ITEM 3. LEGAL PROCEEDINGS

In August 2015, we received the summons and complaint filed by Allison Carr (“Plaintiff”) in the Judicial District Court for Salt Lake County, State of Utah.  We were named as one of the defendants by the Plaintiff. The Plaintiff was the ex-wife of Curtis S. Olsen, a former officer of the Company.  The Plaintiff claimed that Curtis Olsen and Kip Eardley, another former officer of the Company, wrongfully transferred the shares of the Company held by Curtis Olsen.  The Plaintiff claimed that the shares in question were transferred to an entity controlled by Kip Eardley below the fair value.  The Plaintiff alleged that Curtis Olsen and Kip Eardley transferred the shares with intention to hide the assets from the Plaintiff amid the divorce proceedings. We have engaged a Utah counsel to represent us in the lawsuit. In February 2016, this lawsuit was ended as the Plaintiff filed a motion to dismiss to end the lawsuit and the court granted such motion. There was no damage caused to the us.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Asia Travel’s Common Stock is quoted on the over the counter bulletin board under the symbol “ATSR”. The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2016 and 2015. Such high and low bid information reflects inter-dealer quotes, without retail markup, markdown or commissions and may not represent actual transactions.

Year Ended 2016
	High	Low
Quarter ended June 30	$1.50	0.06
Quarter ended September 30	1.00	0.67
Quarter ended December 31	0.67	0.51
Quarter ended March 31	0.51	0.21

Year Ended 2015
	High	Low
Quarter ended June 30	$5.00	0.05
Quarter ended September 30	3.56	1.02
Quarter ended December 31	2.95	0.10
Quarter ended March 31	1.69	0.51

Since its inception, Asia Travel has not paid any dividends on its Common Stock, and Asia Travel does not anticipate that it will pay dividends in the foreseeable future. At March 31, 2016, Asia Travel had 133 stockholders of record. As of March 31, 2016, Asia Travel had 177,748,501 shares of its Common Stock issued and outstanding.

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

Results of Operations and Business Outlook

Net sales for the years ended March 31, 2016 and March 31, 2015 were $566,587 and $817,680, respectively. The decrease in net sales is mainly due to the increase in competition.

Cost of goods sold for the years ended March 31, 2016 and March 31, 2015 were $326,750 and $513,837, respectively. Gross profit margin in percentage for the years ended March 31, 2016 and March 31, 2015 were 42% and 37%, respectively. The decrease in cost of goods sold is mainly due to the decrease of promotional benefit. The gross profit margin is increased.

Our operating expenses increased from $1,454,280 to $1,616,863 for the year ended March 31, 2016 and increased from $414,855 to $1,454,280 for the year ended March 31, 2015, respectively. Our operating expenses consist of general and administrative and depreciation expenses. The increase in operating expenses is mainly due to the increase in advertising and promotional activities.

For the year ended March 31, 2016, the Company had a net loss of $1,356,784, or $(0.00) per share, as compared to a net loss of $1,341,726, or $(0.00) per share, for the year of 2015. As described above, we incurred an increase in net loss of $15,058 mainly due to the increase in advertising and promotional activities and decreased in income.

LIQUIDITY AND CAPITAL RESOURCES

We financed our operations and expansion from cash flow from operations and contribution from our shareholders and mortgage loans. The table below sets forth certain items on our balance sheet reflecting the changes to our financial condition as of March 31, 2016 from our financial condition as of March 31, 2015.

	As of Mar, 31	As of Mar, 31	Change
	2016	2015	Increase/ (decrease)
Cash and cash equivalents	$45,592	$254,321	(82.07%)
Current assets	22,185	22,812	(2.75%)
Non-current assets	2,811,756	3,930,163	(28.46%)
Current liabilities	3,280,492	2,578,986	27.20%
Non-current liabilities	1,284,881	1,974,449	(34.92%)

Cash and cash equivalents was $45,592 as of March 31, 2016, a decrease of 82.07% from $254,321 as of March 31, 2015. The decrease was primarily resulted from the continued net loss during year ended March 31, 2016.

Non-current assets were $2,811,756 as of March 31, 2016, a decrease of 28.46% from $3,930,163 as of March 31, 2015. The decrease was mainly due to disposal of fixed assets during the year ended March 31, 2016.

Current liabilities were $3,280,492 as of March 31, 2016, an increase of 27.20% from $2,578,986 as of March 31, 2015. The increase was mainly due to the increase in related party payable.

Non-current liabilities were $1,284,881 as of March 31, 2016, a decrease of 34.92% from $1,974,449 as of March 31, 2015. The decrease was mainly repayment of mortgage loans.

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

Our management, the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2016. Based on this evaluation, our management concluded that, as of March 31, 2016, our internal control over financial reporting was not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our financial statements are prepared by our financial and accounting staff under the direction of our Chief Financial Officer in accordance with generally accepted accounting principles in effect in the PRC; however we engage an outside consultant to convert our financial statements for presentation in accordance with generally accepted accounting principles in effect in the United States ("US GAAP"). We believe our internal controls over financial reporting in accordance with PRC GAAP are adequate for the proper supervision of the conduct of our business. Nevertheless, the need to convert our financial statements into US GAAP and the lack of familiarity of our accounting staff with US GAAP and US securities laws and regulations is a deficiency in our internal controls over financial reporting and disclosure controls and procedures. This deficiency will not be considered remediated until we hire financial and accounting personnel with the requisite knowledge and experience concerning US GAAP.

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

Tan Lung Lai, President, Treasurer, Director, CEO and CFO of Asia Travel, Malaysian, age 39. He is an Executive Director of Estancia Holding Sdn Bhd. He was appointed to the Board and as Chief Executive Officer, Chief Financial Officer, Director, President, and Treasurer of Asia Travel in 2011. Mr. Tan has competencies in overseeing the total business management with expertise in identifying, pursuing and developing new projects and market position. With more than 10 years experience, he has successfully managed international trade business such as the exports and imports of electronic components and computer hardware such as RAM , IC chip and etc. He has also worked in hospitality industry at Genesis Jewel Hotel in Melaka, a vibrant tourist destination. He also explored the gold mining industry and acquired a land with rich mineral reservoir from Dataran Mineral Sdn Bhd in Kelantan.

Tan Po Hwa, director and secretary of Asia Travel, Malaysian, age 34, graduated from Sekolah Menengah_Seri Kota in Year 2000. He also received a Certificate from Malaysian Insurance Institute in Year 2001. From Year 2001 to Year 2011, he served as an insurance representative at American International Assurance (AIA). His responsibilities included calling policy holders to explain the terms and conditions of the policies, calculating premium, customizing the insurance programs, selling various insurance products, developing and maintaining new accounts, and collecting information when claims are made.

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

The following tables set forth certain summary information concerning all plan and non-plan compensation awarded to, earned by, or paid to the named executive officers and directors by any person for all services rendered in all capacities to the Company in the past two fiscal years:

Name of executive officer and /or director	Position	Fiscal years	Salary	Bonus and other compensation	Securities underlying stock options
Tan Lung Lai	President/ CEO/ CFO/ Director/ Treasurer	2016	$0	$0	$0
		2015	$0	$0	$0
Tan Po Hwa	Secretary/ Director	2016	$0	$0	$0
		2015	$0	$0	$0

Outstanding Equity Awards At Fiscal Year-End

We had no outstanding equity awards at fiscal year end.

Option/Stock Appreciation Rights (SAR) Grants in Last Fiscal Year

In fiscal 2016, there were no stock option or SAR Grants.

Stock Option Exercise

In fiscal 2016, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2016 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore. We did not compensate our directors for service on the Board of Directors during fiscal 2016.

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

No such interlocks existed and no such decisions were made during fiscal year 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

Security Ownership of Certain Beneficial Owners:

The following table sets forth certain information as of March 31, 2016, with respect to the beneficial ownership of Asia Travel’s Common Stock by each director of Asia Travel and each person known by Asia Travel to be the beneficial owner of more than 5% of Asia Travel’s outstanding shares of Common Stock. At March 31, 2016, there were 177,748,501 shares of common stock outstanding. For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock, which such person has the right to acquire within 60 days after the date hereof. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

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

(1)

Calculated based on the 177,748,501 shares of common stock outstanding as of March 31, 2016.

(2)

As of March 31, 2016, our CEO, CFO , Director and President Tan Lung Lai holds 991,951 shares of common stock and 20,000 shares of Series A Preferred Stock, which entitle him to a total of 20,991,951 votes, which represent approximately 10.62% of the total votes represented by all our issued and outstanding common stock and preferred stock.

(3)

Tan Po Hwa is Tan Lung Lai’s cousin.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None

We do not currently have a formal related party approval policy for review and approval of transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Former Independent Registered Public Accounting Firm

On April 30, 2016, Dominic K.F. Chan & Co. (“Dominic) resigned as the independent registered public accounting firm of the Company. On that same day, the Board of Directors approved DCAW (CPA) Limited (“DCAW”) as the Company’s new auditors.

The reports of Dominic on the Company’s financial statements for the fiscal years ended March 31, 2014 and 2015 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended March 31, 2014 and 2015, and in the subsequent interim periods through April 30, 2016, there were no disagreements with Dominic on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of Dominic, would have caused Dominic to make reference to the matter in its report.

During the fiscal years ended March 31, 2014 and 2015, and in the subsequent interim periods through April 30, 2016, there were no “reportable events” as that term is defined in Item 304(a)(i)(v) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

New Independent Registered Public Accounting Firm

On April 30, 2016, the company appointed DCAW as the Company’s new independent registered public accounting firm, effective immediately. During the fiscal years ended March 31, 2014 and 2015, and during all subsequent interim periods through April 30, 2016, the Company did not consult DCAW regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements or any matter that was the subject of a “disagreement” with its former accountants or a “reportable event” as those terms are defined in Item 304 of Regulation S-K.

Fees of Registered Public Accounting Firms

During the fiscal years ended March 31, 2016 and 2015. Aggregate fees billed to the Company by DCAW and Dominic during the fiscal years ended March 31, 2016 and 2015 were as follows:

Fees	2016	2015
Audit Fees	$50,000	$50,000
Audit Related Fees	$5,000	$5,000
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$55,000	$55,000

Audit-Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters.

We incurred these fees in connection with registration statements, financing, and acquisition transactions.

Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountants for tax compliance, tax advice and tax planning were nil.

All Other Fees

There are no other fees to disclose.

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

March 31, 2016 and March 31, 2015

Report of Independent Registered Public Accounting Firm

Balance Sheets – As of March 31, 2016 and March 31, 2015

Statements of Operations and Comprehensive Loss – For the Years ended March 31, 2016 and March 31, 2015

Statement of Changes in Stockholders' Equity (Deficit) – For the Years ended March 31, 2016 and March 31, 2015

Statements of Cash Flows – For the Years ended March 31, 2016 and March 31, 2015

Notes to Financial Statements – For the Years ended March 31, 2016 and March 31, 2015

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

Asia Travel Corporation

(Registrant)

Dated: July 4, 2016

By: /s/ Tan Lung Lai

Tan Lung Lai

Chief Executive Officer

Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – As of March 31, 2016 and March 31, 2015
Consolidated Statements of Operations and Comprehensive Loss – For the Years ended March 31, 2016 and 2015
Consolidated Statement of Changes in Stockholders’ Deficit – For the Years ended March 31, 2016 and 2015
Consolidated Statements of Cash Flows – For the Years ended March 31, 2016 and 2015
Notes to Consolidated Financial Statements – For the Years ended March 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Asia Travel Corporation

We have audited the accompanying consolidated balance sheets of Asia Travel Corporation (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in owners’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asia Travel Corporation as of March 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, and has suffered losses from operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, generate income, and ultimately, achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DCAW (CPA) Limited

DCAW (CPA) Limited

Certified Public Accountants

Hong Kong, July 4, 2016

ASIA TRAVEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	March 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$45,592	$254,321
Other receivables	22,185	22,812
Total current assets	67,777	277,133

Non-current assets:
Related party receivables	-	35,458
Property and equipment, net of accumulated depreciation	2,811,756	3,894,705
Total non-current assets	2,811,756	3,930,163
Total assets	$2,879,533	$4,207,296

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued expenses and other payables	$5,078	$100,948
Deferred tax liabilities	8,967	-
Related parties payables	3,106,741	2,283,104
Mortgage loans - current portion	159,706	194,934
Total current liabilities	3,280,492	2,578,986

Mortgage loans - non-current portion	1,284,881	1,974,449
Total liabilities	$4,565,373	$4,553,435

SHAREHOLDERS' DEFICIT
Preferred stock: par value $0.001 per share; 10,000,000 shares authorized, 20,000 shares issued and outstanding at March 31, 2016 and 2015	20	20
Common stock: $0.001 par value, 990,000,000 shares authorized; 177,748,501 and 177,748,501 shares issued and outstanding at March 31, 2016 and 2015, respectively	177,748	177,748
Capital in excess of par value	9,496,072	9,496,072
Accumulated deficits	(11,380,869)	(10,024,085)
Accumulated other comprehensive income	21,189	4,106
Total shareholders' deficit	(1,685,840)	(346,139)
Total liabilities and shareholders' deficit	$2,879,533	$4,207,296

See notes to consolidated financial statements

ASIA TRAVEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Stated in US Dollars)

	For the Years Ended March 31,
	2016	2015

Revenue	$566,587	$817,680
Cost of sales	(326,750)	(513,837)
Gross profit	239,837	303,843

Operating expenses
Depreciation	(101,663)	(110,647)
General and administrative	(1,515,200)	(1,343,633)
Total expenses	(1,616,863)	(1,454,280)

Loss from operations	(1,377,026)	(1,150,437)

Other income and expenses
Exchange gain	20	1,892
Gain on disposals	176,447	-
Interest income	74	73
Interest expenses	(146,568)	(193,254)
Total other income and expenses	29,973	(191,289)

Loss before income taxes	(1,347,053)	(1,341,726)
Income tax expense	(9,731)	-
Net loss	$(1,356,784)	$(1,341,726)

Comprehensive loss:
Foreign currency translation adjustments	17,083	(411)
Comprehensive loss	$(1,339,701)	$(1,342,137)

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common stock outstanding:
Basic and diluted	177,748,501	177,748,501

See notes to consolidated financial statements

ASIA TRAVEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the Years Ended March 31, 2016 and 2015

(Stated in US Dollars)

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive income	Total

Balance as of April 1, 2014	20,000	$20	177,748,501	$177,748	$9,496,072	$(8,682,359)	$4,517	$995,998
Net loss for the year	-	-	-	-	-	(1,341,726)	-	(1,341,726)
Foreign currency translation adjustment	-	-	-	-	-	-	(411)	(411)
Balance as of March 31, 2015	20,000	20	177,748,501	177,748	9,496,072	(10,024,085)	4,106	(346,139)
Net loss for the year	-	-	-	-	-	(1,356,784)	-	(1,356,784)
Foreign currency translation adjustment	-	-	-	-	-	-	17,083	17,083
Balance as of March 31, 2016	20,000	$20	177,748,501	$177,748	$9,496,072	$(11,380,869)	$21,189	$(1,685,840)

See notes to consolidated financial statements

ASIA TRAVEL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2016 and 2015

(Stated in US Dollars)

	For the Years Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,356,784)	$(1,341,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	101,663	110,647
Gain on disposal	(176,447)	-
Changes in assets and liabilities:
Decrease (increase) in other receivables	16	(22,826)
Increase in tax payable	8,967	-
Decrease in accrued expenses and other payables	(131,307)	(1,106,964)
Net cash used in operating activities	(1,553,892)	(2,360,869)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property and equipment	1,048,463	-
Net cash provided by investing activities	1,048,463	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan advance from related parties	1,394,920	2,591,248
Repayment to related parties	(449,338)	-
Repayment of loan	(642,617)	(179,229)
Net cash provided by financing activities	302,965	2,412,019

Effect of exchange rate changes on cash and cash equivalents	(6,265)	(2,394)

Net (decrease) increase in cash and cash equivalents	(202,464)	51,150
Cash and cash equivalents at beginning of year	254,321	205,565
Cash and cash equivalents at end of year	$45,592	$254,321

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expenses	$146,568	$193,254
Income taxes	$643	$-

See notes to consolidated financial statements

Asia Travel Corporation

Notes to Consolidated Financial Statements

March 31, 2016 and March 31, 2015

Note 1: Organization and principal activities

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

Asia Travel Corporation

Notes to Consolidated Financial Statements

March 31, 2016 and March 31, 2015

Note 1: Organization and principal activities (continued)

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

Note 2: Summary of significant accounting policies

Basis of presentation

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The consolidated financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of consolidated financial statements. These financial statements include all adjustments that, in the opinion of management, are necessary in order to make them not misleading.

Principles of consolidation

The consolidated financial statements give effect to the Share Exchange Transaction as if occurred at the beginning of the periods presented and include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates include the useful life of property and equipment, and assumptions used in assessing impairment of long-term assets.

Fair value of financial instruments

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

•	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

•

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

•

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

Asia Travel Corporation

Notes to Consolidated Financial Statements

March 31, 2016 and March 31, 2015

Note 2: Summary of significant accounting policies (continued)

Fair value of financial instruments (continued)

The carrying amounts reported in the balance sheets for cash, due from related parties, other assets, accrued expenses, other payables, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and 2014.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Management believes that Company’s cash and cash equivalents held by major banks located in the PRC are of high credit quality as of March 31, 2016.

Credit risk

The Company may be exposed to credit risk from its cash and fixed deposits at banks. No allowance has been made for estimated irrecoverable amounts determined by reference to past default experience and the current economic environment.

Property and equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis (after taking into account their respective estimated residual value) over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

The estimated useful lives are as follows:

Buildings	50 years
Leasehold improvements	20 years

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the years ended March 31, 2016 and 2015.

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

Employment benefits

The Company contributes to a state pension plan in respect of its PRC employees. Other than the above, the Company does not provide any other post-retirement or post-employment benefits.

Asia Travel Corporation

Notes to Consolidated Financial Statements

March 31, 2016 and March 31, 2015

Note 2: Summary of significant accounting policies (continued)

Income Taxes

The Company is governed by the Income Tax Law of US, Hong Kong and PRC. The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2016 and 2015, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Foreign currency translation

The accompanying consolidated financial statements are presented in U.S. dollars (“USD”). The reporting currency of the Company is the USD. The functional currency of EETA is Renminbi dollars (“RMB”). For the subsidiaries whose functional currencies are the USD or RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and, accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31	March 31
	2016	2015
Exchange rate on balance sheet dates
USD : RMB exchange rate	6.4447	6.2005

Average exchange rate for the period
USD : RMB exchange rate	6.3589	6.1952

The exchange rates used to translate amounts in HKD into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31	March 31
	2016	2015
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.7567	7.7536

Average exchange rate for the period
USD : HKD exchange rate	7.7572	7.7542

Asia Travel Corporation

Notes to Consolidated Financial Statements

March 31, 2016 and March 31, 2015

Note 2: Summary of significant accounting policies (continued)

Earnings per share

ASC 260 “Earnings per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

Accumulated other comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ deficit, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the years ended March 31, 2016 and 2015 included net loss and unrealized loss from foreign currency translation adjustments.

Related party transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities including such person’s immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Recent accounting pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Note 3: Going concern

As shown in the accompanying consolidated financial statements, the Company has generated a net loss of $1,356,784 and an accumulated deficit of $11,380,869 as of March 31, 2016. The Company also experienced insufficient cash flows from operations and will be required continuous financial support from the shareholders. The Company will need to raise capital to fund its operations until it is able to generate sufficient revenue to support the future development. Moreover, the Company may be continuously raising capital through the sale of debt and equity securities.

The Company’s ability to achieve these objectives cannot be determined at this stage. If the Company is unsuccessful in its endeavors, it may be forced to cease operations. These consolidated financial statements do not include any adjustments that might result from this uncertainty which may include adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

These factors have raised substantial doubt about the Company’s ability to continue as a going concern. There can be no assurances that the Company will be able to obtain adequate financing or achieve profitability. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Asia Travel Corporation

Notes to Consolidated Financial Statements

March 31, 2016 and March 31, 2015

Note 4: Property, plant and equipment

Property, plant and equipment consisted of the following:

	Years Ended March 31,
	2016	2015

Buildings	$2,203,310	$2,965,287
Leasehold improvements	848,034	1,141,311

Total property, plant and equipment	3,051,344	4,106,598
Less: accumulated depreciation	(239,588)	(211,893)

Total property, plant and equipment, net	$2,811,756	$3,894,705

The depreciation expenses for the years ended March 31, 2016 and 2015 were $101,663 and $110,647, respectively.

Gain on disposal for the years ended March 31, 2016 and 2015 were $176,447 and nil, respectively.

Note 5: Mortgage loans

	Years Ended March 31,
	2016	2015

Mortgage loans - wholly repayable in year 2024	$1,444,587	$2,169,383
Less: current maturities of mortgage loans	(159,706)	(194,934)

Non-current maturities of mortgage loans	$1,284,881	$1,974,449

The aggregate maturities of loans payable of each of years subsequent to March 31, 2016 are as follows:

2017	$159,706
2018	172,395
2019	186,093
2020	200,879
2021	216,839
2022	508,675
$1,444,587

Bank name	Interest rate	Term
Ping An Bank	Fixed annual rate of 8.52%	From April 24, 2013 to April 23, 2023

As of March 31, 2016 and 2015, mortgage loans have maturity terms more than 1 year. Interest expenses incurred on mortgage loans for the years ended March 31, 2016 and 2015 was $146,568 and $193,254, respectively.

Buildings with net book value of approximately $2,081,211 and $2,857,301 were used as collateral of bank borrowings as at March 31, 2016 and March 31, 2015, respectively.

Asia Travel Corporation

Notes to Consolidated Financial Statements

March 31, 2016 and March 31, 2015

Note 6: Capital Stock

Preferred Stock

The Company has 10,000,000 shares of authorized preferred stock at $0.001 par value. As of March 31, 2016 and March 31, 2015, the Company has 20,000 and 20,000 shares of preferred stock issued and outstanding, respectively.

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

Note 7: Income Taxes

Asia Travel Corporation is incorporated in the United States and subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability for the years ended March 31, 2016 and 2015.

Asia Travel (Hong Kong) Limited was incorporated in Hong Kong and is subject to Hong Kong profits tax at 16.5%. No provision for Hong Kong income or profit tax has been made as the Company has no assessable profit for the years ended March 31, 2016 and 2015.

Tengda Hotel was incorporated in the PRC. Tengda Hotel did not generate taxable income in the PRC for the years ended March 31, 2016 and 2015.

Tengfei was incorporated in the PRC. Tengfei generated taxable income in the PRC for the year ended March 31, 2016, which is subject to PRC income tax at a rate of 25% and did not generate taxable income in the PRC for the year ended March 31, 2015.

Tengda Travel was incorporated in the PRC. Tengda Travel generated taxable income in the PRC for the year ended March 31, 2016, which is subject to PRC income tax at a rate of 25% and did not generate taxable income in the PRC for the year ended March 31, 2015.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the years ended March 31, 2016 and 2015, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Asia Travel Corporation

Notes to Consolidated Financial Statements

March 31, 2016 and March 31, 2015

Note 7: Income Taxes (continued)

	Years Ended March 31,
	2016	2015
Income tax expense is comprised of:
Current income tax	$643	$-
Deferred income tax	9,088	-
Total provision for income tax	$9,731	$-

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carryforwards. Deferred income tax was measured using the enacted income tax rates for the periods in which they are expected to be reversed. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of March 31, 2016 and 2015 are presented below:

	Years Ended March 31,
	2016	2015

Operating loss carryforward	$-	$-
Accrued tax expense	8,967	-
Deferred tax liabilities	$8,967	$-

Note 8: Loss per share

The following table presents a reconciliation of basic and diluted net loss per share:

	Years Ended March 31,
	2016	2015

Net loss available to common stockholders for basic and diluted net loss per share of common stock	$(1,356,784)	$(1,341,726)

Denominator
Basic	177,748,501	177,748,501
Conversion of preferred stock	20,000,000	20,000,000
Anti-dilutive effect of preferred stock	(20,000,000)	(20,000,000)
Weighted average common stock outstanding – diluted	177,748,501	177,748,501

Loss per common stock – basic and diluted	$(0.00)	$(0.00)

Asia Travel Corporation

Notes to Consolidated Financial Statements

March 31, 2016 and March 31, 2015

Note 9: Related parties transactions

9.1 Related parties

Name of related parties	Relationship with the Company
Mr. Tan Lung Lai	Shareholder of the Company
Mr. Li Guo Hua	Shareholder of the Company
Ms. Zhou Hui Juan	Shareholder of the Company
Ms. Yu Li Ying	Mother-in-law of shareholder of the Company

9.2 Related party balances

The Company had the following related party balances at March 31, 2016 and 2015:

	Years Ended March 31,
	2016	2015

Loan from Mr. Tan Lung Lai	$1,215,321	$-
Loan from Mr. Li Guo Hua	709,941	803,667
Loan from Ms. Zhou Hui Juan	603,707	509,916
Loan from Ms. Yu Li Ying	577,772	969,521
Total related party payables	$3,106,741	$2,283,104

Loan advance to Mr. Tan Lung Lai	$-	$(35,458)
Total related party receivables	$-	$(35,458)

The related party payables are noninterest bearing and have no specified maturity date. The Company obtained these loans to fund operations when the Company or one of the subsidiaries was in need of cash. For the years ended March 31, 2016 and 2015, the Company loan from Mr. Tan Lung Lai $1,250,779 and $333,609, and made payments of $nil and $nil back to him, respectively.

For the year ended March 31, 2016 and 2015, the Company loan from Mr. Li Guo Hua $88,972 and $776,348, and made payments of $152,255 and $nil back to him, respectively

For the year ended March 31, 2016 and 2015, the Company loan from Ms. Zhou Hui Juan $766,598 and $340,900, and made payments of $653,491 and $nil back to him, respectively

For the year ended March 31, 2016 and 2015, the Company loan from Ms. Yu Li Ying $nil and $nil, and made payments of $355,022 and $0 back to him, respectively

Asia Travel Corporation

Notes to Consolidated Financial Statements

March 31, 2016 and March 31, 2015

Note 10: Commitments and contingencies

Operating Lease

Significant commitment as at March 31, 2016 is as follows:

Twelve months ended March 31,
2017	$105,512
2018	109,133
2019	111,719
Thereafter	176,888
Total future minimum lease payments	$503,252

Total rental expense on the operating lease were $106,936 and $107,070 for the year ended March 31, 2016 and 2015, respectively.

Legal Proceeding

For the year ended March 31, 2016, the Company received the summons and complaint filed by Allison Carr (“Plaintiff”) in the Judicial District Court for Salt Lake County, State of Utah.  The Company was named as one of the defendants by the Plaintiff. The Plaintiff was the ex-wife of Curtis S. Olsen, a former officer of the Company.  The Plaintiff claimed that Curtis Olsen and Kip Eardley, another former officer of the Company, wrongfully transferred the shares of the Company held by Curtis Olsen.  The Plaintiff claimed that the shares in question were transferred to an entity controlled by Kip Eardley below the fair value.  The Plaintiff alleged that Curtis Olsen and Kip Eardley transferred the shares with intention to hide the assets from the Plaintiff amid the divorce proceedings. The Company had engaged a Utah counsel to represent them in the lawsuit. This lawsuit was ended as the Plaintiff filed a motion to dismiss to end the lawsuit and the court granted such motion. There was no damage caused to the Company.

There has been no other legal proceeding in which the Company is a party as of March 31, 2016.

Note 11: Segments Reporting

The Company operates in two segments: travel agency (which provides packaged tours, air ticketing, reservation of hotel rooms and golf courses and organize corporate conferences, exhibitions and show events for its customers and travel agency) and hotel services. There were no inter-segment sales for the year ended March 31, 2016 and 2015.

	Year ended March, 31	Net sales	Segment profit/ (loss) pre-tax	Total assets
Hotel Services	2016	$314,071	$(68,078)	$2,813,564
Travel Agency	2016	252,516	932	59,053
Company	2016	-	(1,289,638)	6,916
Total		$566,587	$(1,356,784)	$2,879,533

	Year ended March, 31	Net sales	Segment profit/ (loss) pre-tax	Total assets
Hotel Services	2015	$385,587	$(200,904)	$3,949,206
Travel Agency	2015	432,093	475	176,857
Company	2015	-	(1,141,297)	81,233
Total		$817,680	$(1,341,726)	$4,207,296

Note 12: Subsequent events

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our financial statements for the year ended March 31, 2016.