Form 10-Q
period 2016-06-30
Asia Travel Corp
filed 2016-08-19
CIK 1027235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 177,748,501 shares of common stock, par value $0.001,as of August 19, 2016.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ASIA TRAVEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Stated in US Dollars)

	June 30,	March 31,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$8,505	$45,592
Other receivables	21,708	22,185
Total current assets	30,213	67,777

Non-current assets:
Property and equipment, net of accumulated depreciation	2,705,542	2,811,756
Total non-current assets	2,705,542	2,811,756
Total assets	$2,735,755	$2,879,533

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued expenses and other payables	$4,920	$5,078
Deferred tax liabilities	8,692	8,967
Related parties payables	3,078,390	3,106,741
Mortgage loans - current portion	157,791	159,706
Total current liabilities	3,249,793	3,280,492

Mortgage loans - non-current portion	1,204,856	1,284,881
Total liabilities	$4,454,649	$4,565,373

SHAREHOLDERS' DEFICIT
Preferred stock: par value $0.001 per share; 10,000,000 shares authorized, 20,000 shares issued and outstanding at June 30, 2016 and March 31, 2016	20	20
Common stock: $0.001 par value, 990,000,000 shares authorized;177,748,501 shares issued and outstanding at June 30, 2016 and March 31, 2016	177,748	177,748
Capital in excess of par value	9,496,072	9,496,072
Accumulated deficits	(11,429,427)	(11,380,869)
Accumulated other comprehensive income	36,693	21,189
Total shareholders' deficit	(1,718,894)	(1,685,840)
Total liabilitiesand shareholders' deficit	$2,735,755	$2,879,533

See notes to unaudited condensed consolidated financial statements

ASIA TRAVEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS (unaudited)

(Stated in US Dollars)

	For the three monthsended June 30,
	2016	2015

Revenue	$134,823	$123,035
Cost of sales	(74,168)	(49,644)
Gross profit	60,655	73,391

Operating expenses
Depreciation	(20,260)	(27,634)
General and administrative	(61,885)	(457,785)
Total expenses	(82,145)	(485,419)

Loss from operations	(21,490)	(412,028)

Other income and expenses
Interest income	16	16
Interest expenses	(27,084)	(44,335)
Total other income and expenses	(27,068)	(44,319)

Loss before income taxes	(48,558)	(456,347)
Income tax expense	-	-
Net loss	$(48,558)	$(456,347)

Comprehensive loss:
Foreign currency translation adjustments	15,504	(144)
Comprehensive loss	$(33,054)	$(456,491)

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common stock outstanding:
Basic and diluted	177,748,501	177,748,501

See notes to unaudited condensed consolidated financial statements

ASIA TRAVEL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Stated in US Dollars)

	For the three monthsended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,558)	$(456,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,260	27,634
Changes in assets and liabilities:
Increase in other receivables	-	(43,809)
Decrease in accrued expenses and other payables	-	(67,169)
Net cash used inoperating activities	(28,298)	(539,691)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided byinvesting activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan advance from related parties	39,495	437,330
Repayment to related parties	(9,790)	-
Repayment of loan	(37,599)	(47,774)
Net cash (used in) provided by financing activities	(7,894)	389,556

Effect of exchange rate changes on cash and cash equivalents	(895)	11

Net (decrease) increase in cash and cash equivalents	(36,192)	(150,135)
Cash and cash equivalents at beginning of period	45,592	254,321
Cash and cash equivalents at end of period	$8,505	$104,197

Supplemental disclosure of cash flow information:
Cash paid for:
Interest expenses	$27,084	$44,335
Income taxes	$-	$-

See notes to unaudited condensed consolidated financial statements

ASIA TRAVEL CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the Form 10-K Current Report filed by the Company on July 4, 2016. The Company follows the same accounting policies in the preparation of interim reports.

Organization

Asia Travel Corporation (formerly Realgold International, Inc.)  (the “Company” or “Asia Travel”) was incorporated under the laws of the State of Arizona on November 14, 1994. On November 22, 1996, the Company reincorporated under the laws of the State of Nevada and effected a forward split of its common stock on a basis of approximately 242 shares of the Nevada corporation for each share of the Arizona corporation. The Company ceased to actively pursue its business operations relating to the publishing of interactive media software in July, 1999.On May 23, 2013, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada changing its name from Realgold International, Inc. to Asia Travel Corporation. During December 2011, the Company established a subsidiary in Hong Kong, Asia Travel (Hong Kong) Limited (formerly Realgold Venture Pte Limited) (“Asia Travel (Hong Kong)”).

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

The carrying amounts reported in the balance sheets for cash, due from related parties, other assets, accrued expenses, other payables, and due to related parties approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and March 31, 2016.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly-liquid debt instruments purchased with an original maturity ofthree months or less to be cash equivalents. Management believes that Company’s cash and cash equivalents held by major bankslocated in the PRC are of high credit quality as of June 30. 2016 and March 31, 2016.

Credit risk

The Company may be exposed to credit risk from its cash and fixed deposits at banks. No allowance has been made for estimatedirrecoverable amounts determined by reference to past default experience and the current economic environment.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three months ended June 30, 2016 and year ended March 31, 2016.

Revenue Recognition

Revenue derived from hotel services is recognized when the rooms are occupied and the services are performed. Travel agencyservices revenues are recognized when the travel-related service, golf package service or transportation is provided, or when theorganization service of corporate conferences, exhibitions and show events is commenced. Deferred revenue consisting of depositspaid in advance is recognized as revenue when the services are performed for hotels and upon commencement of travel agencyservices.

Employment benefits

The Company contributes to a state pension plan in respect of its PRC employees. Other than the above, the Company does notprovide any other post-retirement or post-employment benefits.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2016 and March 31, 2016, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30	June 30
	2016	2015
Exchange rate on balance sheet dates
USD : RMB exchange rate	6.6487	6.1988

Average exchange rate for the period
USD : RMB exchange rate	6.5324	6.2015

The exchange rates used to translate amounts in HKD into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30	June 30
	2016	2015
Exchange rate on balance sheet dates
USD : HKD exchange rate	7.7595	7.7520

Average exchange rate for the period
USD : HKD exchange rate	7.7610	7.7521

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

Accumulated other comprehensive loss

Comprehensive loss is comprised of net loss and all changes to the statements of stockholders’ deficit, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive loss for the three months ended June 30, 2016 and 2015 included net loss and unrealized loss from foreign currency translation adjustments.

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

Recently issued accounting pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Note 2: Property, plant and equipment

Property, plant and equipment consisted of the following:

	June 30,	March 31,
	2016	2016
	(Unaudited)

Buildings	$2,135,680	$2,203,310
Leasehold improvements	822,003	848,034

Total property, plant and equipment	2,957,683	3,051,344
Less: accumulated depreciation	(252,141)	(239,588)

Total property, plant and equipment, net	$2,705,542	$2,811,756

The depreciation expenses for the three months ended June 30, 2016 and 2015 were $20,260 and $27,634, respectively.

Note 3: Mortgage loans

	June 30,	March 31,
	2016	2016
	(Unaudited)

Mortgage loans - wholly repayable in year 2024	$1,362,647	$1,444,589
Less: current maturities of mortgage loans	(157,791)	(159,706)

Non-current maturities of mortgage loans	$1,204,856	$1,284,882

The aggregate maturities of loans payable of each of years subsequent to June 30, 2016 are as follows:

(Unaudited)

2017	$157,791
2018	167,102
2019	180,381
2020	194,713
2021	210,184
2022	452,476
$1,362,647

Bank name	Interest rate	Term
Ping An Bank	Fixed annual rate of 8.52%	From April 24, 2013 to April 23, 2023

As of June 30, 2016 and March 31, 2016, mortgage loans have maturity terms more than 1 year. Interest expenses incurred on mortgage loans for the three months ended June 30, 2016 and 2015 was $27,084 and $44,335, respectively.

Buildings with net book value of approximately $2,007,183 and $2,081,211 were used as collateral of bank borrowings as at June 30, 2016 and March 31, 2016, respectively.

Note 4: Capital Stock

Preferred stock

The Company has 10,000,000 shares of authorized preferred stock at $0.001 par value. As of June 30, 2016 and March 31, 2016, theCompany has 20,000 and 20,000 shares of preferred stock issued and outstanding, respectively.

Accounting for the Series A Preferred Stock

The Series A Preferred Stock has been classified as permanent equity as there was no redemption provision at the option of theholders. The Company evaluated the embedded conversion feature in its Series A Preferred Stock to determine if there was anembedded derivative requiring bifurcation. The Company concluded that the embedded conversion feature of the Series A PreferredStock is not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument. TheCompany believes the economic risks and characteristics of the Series A Preferred Stock itself and the common stock the embeddedconversion feature allows the Investor to convert into have similar economic risks and characteristics.

Stock-Based Compensation

The Company accounts for stock-based compensation under FASB ASC subtopic 718-10, Compensation – Stock Compensation:Overall. Under FASB Subtopic 718-10, the Company measures the cost of the employee services received in exchange for an award ofequity instruments based on the grant-date fair value of the award and recognizes the cost over the requisite service periods.

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

Note 5: Income Taxes

Asia Travel Corporation is incorporated in the United States and subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. As the Company had no income generated in the United States, there was no tax expense or tax liability for the three months ended June 30, 2016 and 2015.

Asia Travel (Hong Kong) Limited was incorporated in Hong Kong and is subject to Hong Kong profits tax at 16.5%. No provision for Hong Kong income or profit tax has been made as the Company has no assessable profit for the three months ended June 30, 2016 and 2015.

Tengda Hotel was incorporated in the PRC. Tengda Hotel did not generate taxable income in the PRC for the three months ended June 30, 2016 and 2015.

Tengfei was incorporated in the PRC. Tengfei did not generate taxable income in the PRC for the three months ended June 30, 2016 and 2015.

Tengda Travel was incorporated in the PRC. Tengda Travel did not generate taxable income in the PRC for the three months ended June 30, 2016 and 2015.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three months ended June 30, 2016 and 2015, the Company had no unrecognized tax benefits.

The Company does not anticipate any significant increase to its liability for unrecognized tax benefit within the next 12 months. The Company will classify interest and penalties related to income tax matters, if any, in income tax expense.

Three Months Ended June 30,
	2016	2015
Income tax expense is comprised of:	(Unaudited)

Current income tax	$-	$-
Deferred income tax	-	-
Total provision for income tax	$-	$-

Deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carryforwards. Deferred income tax was measured using the enacted income tax rates for the periods in which they are expected to be reversed. The tax effects of temporary differences that give rise to the following approximate deferred tax assets and liabilities as of June 30, 2016 and March 31, 2016 are presented below:

	June 30,	March 31
	2016	2016
	(Unaudited)

Operating loss carryforward	$-	$-
Accrued tax expense	8,692	8,967
Deferred tax liabilities	$8,692	$8,967

Note 6: Loss per share

The following table presents a reconciliation of basic and diluted net loss per share (unaudited):

	Three Months Ended June 30,
	2016	2015

Net loss available to common stockholders for basic and diluted net loss per share of common stock	$(48,558)	$(456,347)

Denominator
Basic	177,748,501	177,748,501
Conversion of preferred stock	20,000,000	20,000,000
Anti-dilutive effect of preferred stock	(20,000,000)	(20,000,000)
Weighted average common stock outstanding – diluted	177,748,501	177,748,501

Loss per common stock – basic and diluted	$(0.00)	$(0.00)

Note 7:  Related parties transactions

7.1 Related parties

Name of related parties	Relationship with the Company
Mr. Tan Lung Lai	Shareholder of the Company
Mr. Li Guo Hua	Shareholder of the Company
Ms. Zhou Hui Juan	Shareholder of the Company
Ms. Yu Li Ying	Mother-in-law of shareholder of the Company

7.2 Related party balances

The Company had the following related party balances at June 30, 2016 and March 31, 2016:

	June 30,	March 31,
	2016	2016
	(Unaudited)

Loan from Mr. Tan Lung Lai	$1,215,321	$1,215,321
Loan from Mr. Li Guo Hua	678,360	709,941
Loan from Ms. Zhou Hui Juan	624,672	603,707
Loan from Ms. Yu Li Ying	560,037	577,772
Total related party payables	$3,078,390	$3,106,741

The related party payables are noninterest bearing and have no specified maturity date. The Company obtained these loans to fund operations when the Company or one of the subsidiaries was in need of cash. For the three months ended June 30, 2016 and years ended March 31, 2016, the Company loan from Mr. Tan Lung Lai $nil and $1,250,779, and made payments of $nil and $nil back to him, respectively.

For the three months ended June 30, 2016 and years ended March 31, 2016, the Company loan from Mr. Li Guo Hua $nil and $88,972, and made payments of $31,581 and $152,255 back to him, respectively.

For the three months ended June 30, 2016 and years ended March 31, 2016, the Company loan from Ms. Zhou Hui Juan $20,965 and $766,598, and made payments of $nil and $653,491 back to him, respectively.

For the three months ended June 30, 2016 and years ended March 31, 2016, the Company loan from Ms. Yu Li Ying $nil and $nil, and made payments of $17,735 and $355,022 back to him, respectively.

Note 8: Commitments and contingencies

Operating Lease

Significant commitment as at June 30, 2016 is as follows:

(Unaudited)
Twelve months ended June 30,
2017	$76,705
2018	105,783
2019	108,289
Thereafter	171,458
Total future minimum lease payments	$462,235

Total rental expense on the operating lease were $26,024 and $27,424 for the three months ended June 30, 2016 and 2015, respectively.

Legal Proceeding

There has been no legal proceeding in which the Company is a party as of June 30, 2016.

Note 9: Segments Reporting

The Company operates in two segments: travel agency (which provides packaged tours, air ticketing, reservation of hotel rooms and golf courses and organize corporate conferences, exhibitions and show events for its customers and travel agency) and hotel services. There were no inter-segment sales for the three months ended June 30, 2016 and 2015 (unaudited).

	Three months ended June 30,	Net sales	Segment profit/ (loss) pre-tax	Total assets
Hotel Services	2016	$79,516	$(47,888)	$2,710,540
Travel Agency	2016	55,307	(670)	18,301
Company	2016	-	-	6,916
Total		$134,823	$(48,558)	$2,735,757

	Three months ended June 30,	Net sales	Segment profit/ (loss) pre-tax	Total assets
Hotel Services	2015	$67,952	$(49,692)	$3,925,309
Travel Agency	2015	55,083	(2,427)	106,606
Company	2015	-	(404,228)	7,073
Total		$123,035	$(456,347)	$4,038,988

Note 10: Subsequent Event

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our financial statements for the three months ended June 30, 2016.

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

In the threemonths ended June 30, 2016, revenue from our Tengda Hotel, Tengfei Investment and Tengda Travel represented 35%, 24% and 41% of our revenue, respectively. We do not have any operations other than acting as a holding entity during the nine months ended June 30, 2016.

Results of Operations and Business Outlook

Net sales increased by $11,788 or 10% to $134,823 for the three months ended June 30, 2016from $123,035 for the three months ended June 30, 2015. For the three months ended June 30, 2016, $46,835 was generated from the Tengda Hotel, $32,681 was generated from the Tengfei Investment and $55,307was generated from Tengda Travel. For the three months ended June 30, 2015, $33,749 was generated from the Tengda Hotel, $34,203 was generated from the Tengfei Investment and $55,083 was generated from Tengda Travel.

Cost of goods soldincreased by $24,524 or 49% to $74,168 for the three months ended June 30, 2016from $49,644 for the three months ended June 30, 2015. The increase was due to the increase the sublet cost.  Gross profit margin in percentage for the three months ended June 30, 2016and 2015 was 45% and 60% respectively. Significant portions of our operating costs are from Tengfei, which are fixed costs.Our operating expenses decreased by $403,274or 83%to $82,145 for the three months ended June 30, 2016from $485,419for the three months ended June 30, 2015. The decrease in operating expenses is mainly due to deductthe advertising and promotion cost from corporate. Our operating expenses consist of general and administrative and selling expenses.

Net loss decreased by $407,789or 89%to $48,558 for the three months ended June 30, 2016from $456,347for the three months ended June 30, 2015. Among this amount, net loss of $25,697 was generated from the Tengda Hotel, net loss of $22,191 was generated from the Tengfei Investment and net loss of $670 from Tengda Travel for the three months ended June 30, 2016, and Corporate loss of $nil. Net loss of $5,125 was generated from the Tengda Hotel, net loss of $44,567 was generated from the Tengfei Investment and net loss of $2,427 from Tengda Travel for the three months ended June 30, 2015,and Corporate loss of $404,228. The decrease in net loss is mainly due to decrease in operating expenses related to advertising and promotion.

Liquidity and capital resources

We financed our operations and expansion from cash flow from operations and contribution from our shareholders. The table below sets forth certain items on our balance sheet reflecting the changes to our financial condition as of June 30, 2016from our financial condition as of March 31, 2016.

	As of June 30 2016	As of March 31 2016	Change
Current assets	21,708	22,185	(2.15%)
Non-current assets	2,705,542	2,811,756	(3.78%)
Current liabilities	3,249,795	3,280,492	(0.94%)
Non-current liabilities	1,204,856	1,284,881	(6.23%)

Non-current assets were $2,705,542 as of June 30, 2016, a decrease of 3.78% from $2,811,756 as of March 31, 2015. The decrease was primarily from the depreciation during three months ended June 30, 2016.

Non-current liabilities were $1,204,856 as of June 30, 2016, a decrease of 6.23% from $1,284,881 as of March 31, 2015. The decrease was primarily from the repayment of loan during three months ended June 30, 2016.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our significant accounting policies are discussed in Note 2 "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements included in our 2016Annual Report on Form 10-K for the year ended March 31, 2016, as filed with the U.S. Securities and Exchange Commission (“SEC”) on July 4, 2016.  During the three months ended June 30, 2016 the Company did not change any of its critical accounting policies or estimates.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A-Smaller Reporting Company

Item 4.Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None

Item 1A.Risk Factors

N/A-Smaller Reporting Company

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

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

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2016we have not purchased any equity securities.

Item 3.Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

Item 4.Mine Safety Disclosures

None

Item 5.Other Information

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

Dated: August 19, 2016

By: /s/ Tan Lung Lai

     Tan Lung Lai

Chief Executive Officer

Chief Financial Officer